Form 10KSB
period 2006-12-31
A.G. Vonley Center, Inc
filed 2007-04-05
CIK 1367777

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-52269

                            A.G. VOLNEY CENTER, INC.
                 (Name of small business issuer in its charter)

                Delaware                               13-4260316
                ---------                              ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                             124 Lincoln Ave. South
                               Liverpool, NY 13088
                                 (315) 703-9012

           (Address and telephone number principal executive offices)

           Securities registered under Section 12 (b) of the Act: NONE

             Securities registered under Section 12 (g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes or X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes or X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).

                                   Yes or X No

STATE ISSUER'S REVENUES FOR ITS MOST RECENT FISCAL YEAR:  $3,826

The Company has no market value for its stock, as of December 31, 2006 there were 1,100,000 shares of common stock held by non-affiliates, valued at par value of $.001 which equals $ 1,100.

Documents incorporated by reference: NONE

Transitional Small Business Disclosure Format:                    X Yes  or  No

                                TABLE OF CONTENTS
                                     PART I
                                     ------

                                                                           Page
                                                                           ----
Item 1.     Description of Business                                          3

Item 2.     Description of Property                                          3

Item 3.     Legal Proceedings                                                4

Item 4.     Submission of matters to a vote of security holders              4

                                     PART II
                                   -----------

Item 5.     Market for Common Equity and Related Stockholders Matters
            and Small Business Issuer Purchases of Equity Securities         4

Item 6.     Management's Discussion and Analysis or Plan of Operation        4

Item 7.     Financial Statements



Item 8.     Changes in and Disagreements with Accountants                    8

Item 8A.    Controls and Procedures                                          8

Item 8B.    Other Information                                                8

                                    PART III
                                   -----------


Item 9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act.      8

Item 10.    Executive Compensation                                           9

Item 11.    Security Ownership of Certain Beneficial Owners and Management  10

Item 12.    Certain Relationships and Related Transactions                  10


                                     PART IV
                                   -----------

Item 13.    Exhibits and Reports on Form 8-K                                11
Item 14.    Principal Accountant Fees and Services                          11

Signatures

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "May," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-KSB could have a material adverse effect on our business, operating results and financial condition. control, including, among others, seasonal aspects

GENERAL

A.G. Volney Center, Inc, a Delaware corporation (the "Company" or A.G. Volney), seeks to become a reporting company and is filing this Form 10-KSB on a voluntary basis. The company intends to voluntarily file periodic reports even if its obligation to file such reports is suspended under the Exchange Act of 1934, as amended (the "Exchange Act").

                                     PART 1.

ITEM 1. DESCRIPTION OF BUSINESS.

A, G. Volney Center was incorporated under the laws of the state of Delaware on March 6, 1997 with the expectation it would enter into the vending business. The intent was to operate machines that would dispense lottery tickets. On April 7, 1997, the Company resolved in a board meeting to change the name of the company to A.G. Volney Center, Inc and restate the par value of it's shares. On the same date, in a shareholders meeting the name change and par value were approved, but the amendment was never filed. On December 31, 1997, the Company's Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant, until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Articles of Incorporation in Delaware. On July 29, 2003, the Company filed its amendment of its Articles of Incorporation to change its name from Lottlink Technologies, Inc. to A. G. Volney Center, Inc as approved in a shareholders meeting earlier on April 7, 1997. A, G. Volney Center was reinstated in the State of Delaware to develop relationships with companies which purchase factory overruns from manufacturers and distressed merchandise from retailers at discounts. As a result, it is hoped that these companies can offer us new high quality products in quantity whereby the costs to us is substantially discounted (generally around 30% of the standard wholesale cost for the same product). It is anticipated that we will primarily sell to retailers, however, we also intend to engage in retail sales on a limited basis.

We are a development stage company and are continuing to develop our business. We have purchased merchandise and continued to make sales.

Our primary business objective is to satisfy and fulfill the demand of retailers for high quality merchandise at below wholesale costs. We will purchase new, high quality items in quantity whereby we can sell these items immediately to retailers for an amount which includes a substantial profit to us. We will maximize net profits by minimizing fixed overhead such as salary and employee benefits.

Distribution methods

We anticipate selling nationwide, but our initial focus will be in New York, Pennsylvania, Connecticut and Vermont area.

We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. For example, the last several years have shown an increase in the use of larger online sources such as Overstock.com and Ebay.com. These increases cut into our potential customer base. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have. Our competitors might introduce less expensive or more improved merchandise. These, as well as other factors, can impact negatively on income for the Company. The competition from larger overstock companies is a very serious threat that can result in substantially less revenue.

Any person or entity may read and copy our reports with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov where reports, proxies and informational statements on public companies may be viewed by the public.

ITEM 2. DESCRIPTION OF PROPERTY.

At the present time we have no property The Company occupies space at 124 Lincoln Ave. South Liverpool, NY 13098

ITEM 3: LEGAL PROCEEDINGS.

To the knowledge of management, there is no material litigation pending or threatened against the company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


As of December 31, 2006, we had 11,300,000 shares of our common stock outstanding. There were 16 shareholders of record of our common stock at December 31, 2006. Our transfer agent is Olde Monmouth Stock Transfer Company.

There is no public trading market for our company's stock at this time. We have neither paid or declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BASIS OF PRESENTATION

The following discussion and analysis is based on our Financial Statements for the years ended December 31, 2006 and 2005 of A.G. Volney Center Inc. All insignificant amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

We have had only limited operations since our renewal in July 2003. We have limited assets of $ 6,930 as of December 31, 2005 and $4,992 as of December 31, 2006 most of which is cash from the proceeds of common stock issuances to shareholders.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

REVENUES

Our total revenue increased by $ 3,826. Total revenue for the year ended December 31, 2006 was $ 3,826, compared to $ 0 in the year ended December 31, 2005. There were no previous sales of merchandise to compare in 2005 for a percentage of increase. This increase was attributable to the sale of merchandise held in inventory. The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COSTS OF SALES

Our overall cost of sales increased by $ 3,118. Total cost of sales for the year ended December 31, 2006 was $ 3,118 compared to $ 0 in the year ended December 31, 2005. There were no previous sales costs of merchandise to compare in 2005 for a percentage of increase. This increase in cost of sales was a direct effect of the sale of goods held in inventory, for a revenue to the company, which was not previously conducted in the 2005.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating Expenses increased by $ 15,200 or approximately 6,580 % more than the same period in 2005. This increase was primarily Professional Fees. Professional fees increased by $ 14,467 over 2005. These are fees we pay accountants throughout the year for performing various tasks. Outside service expense increased by $ 211. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense, increased by $ 522 over 2005. The bulk of the expense in 2006 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since the inception of the Company raising substantial doubt about our ability to continue as a going concern

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary sources of liquidity have been cash from the sale of common stock and borrowing from a shareholder. The company has generated $10,000 from the sale of common stock . As of December 31, 2006, we have a note payable to Joseph
C. Passalaqua, shareholder, in the amount $50. This is a 10% per annum interest bearing note and is payable February 19, 2007 or upon demand.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 through 2006, and the losses are projected to continue in 2007. Our net losses were $412 and $14,983 for fiscal years ended 2005, 2006, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

WE MAY NOT SUCCEED OR BECOME PROFITABLE.

We will need to generate significant revenues to achieve profitability and we may be unable to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. We expect that our expenses will continue to increase and there is no guarantee that we will not experience operating losses and negative cash flow from operations for this fiscal year or for the foreseeable future. If we do not achieve or sustain profitability, then we may be unable to continue our operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, and develop new or enhanced products. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

IF WE ENGAGE IN ACQUISITIONS, WE MAY EXPERIENCE SIGNIFICANT COSTS AND DIFFICULTY ASSIMILATING THE OPERATIONS OR PERSONNEL OF THE ACQUIRED COMPANIES, WHICH COULD THREATEN OUR FUTURE GROWTH.

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance. Moreover, our profitability may suffer because of acquisition-related costs or amortization of acquired goodwill and other intangible assets. Furthermore, we may have to incur debt or issue equity securities in future acquisitions. The issuance of equity securities would dilute our existing stockholders.

IF WE CANNOT ATTRACT, RETAIN, MOTIVATE AND INTEGRATE ADDITIONAL SKILLED PERSONNEL, OUR ABILITY TO COMPETE WILL BE IMPAIRED.

Many of our current and potential competitors have more employees than we do. Our success depends in large part on our ability to attract, retain and motivate highly qualified management and technical personnel. We face intense competition for qualified personnel. The industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. If we are unable to continue to employ our key personnel or to attract and retain qualified personnel in the future, our ability to successfully execute our business plan will be jeopardized and our growth will be inhibited.

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our directors or officers become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Our bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

o Variations in our quarterly operating results;

o Changes in financial estimates of our revenues and operating results by securities analysts;

o  Announcements  by  us  of  significant  contracts,  acquisitions,   strategic
partnerships, joint ventures or capital commitments;

o Additions or departures of key personnel;

o Future sales of our common stock;

o Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

o Commencement of or involvement in litigation.

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by wholesale companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

We have not paid any dividends on our Common Stock since inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY AFFECTED.

The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our stock is currently classified as a penny stock.

The penny stock regulations require that broker-dealers, who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION

The discount market for wholesale and retail merchandise is highly competitive and involves a high degree of risk and there is no assurance that we will be able to operate profitably. In the retail segment of our business, which will be minimal, we will experience substantial competition with other entities such as Dollar Discounts, All-A-Dollar, Dollar General and Discount Houses in the sale and marketing of merchandise all of which have greater name recognition and experience.

ITEM 7.  FINANCIAL STATEMENTS


















                            A.G. VOLNEY CENTER, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                       -:-

                INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT


                           DECEMBER 31, 2006 AND 2005























                                    CONTENTS


                                                                            Page

Report of Independent Registered Public Accountants..........................F-1

Balance Sheet
December 31, 2006 and 2005...................................................F-3


Statements of Operations
For the years ended December 31, 2006 and 2005 and for the cumulative period from March 6, 1997 (inception) to December 31, 2006..........................F-4

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2006.........................F-5

Statements of Cash Flows
For the years ended December 31, 2006 and 2005 and the cumulative period from March 6, 1997 (inception)  to December 31, 2006.........................F-6

Notes to Financial Statements................................................F-7

--------------------------------------------------------------------------------

ROBISON, HILL & CO.                                 CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
                                                    BRENT M. DAVIES, CPA
                                                    DAVID O. SEAL, CPA
                                                    W. DALE WESTENSKOW, CPA
                                                    BARRY D. LOVELESS, CPA
                                                    STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

A.G. Volney Center, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of A.G. Volney Center, Inc. (a development stage company) as of December 31, 2006, and 2005, and the related statements of operations, and cash flows for the years ended December 31, 2006, and 2005, and the cumulative since March 6, 1997 (inception) to December 31, 2006, and the statement of stockholder's equity since March 6, 1997 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.G. Volney Center, Inc. (a development stage company) as of December 31, 2006, and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006, and 2005 and the cumulative since March 6, 1997 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, an accumulated deficit, and has minimal revenues, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty


                                                    /s/ Robison, Hill & Co
                                                    Certified Public Accountants
Salt Lake City, Utah
March 30, 2007

              AG VOLNEY CENTER, INC.
           (A Development Stage Company)
                  BALANCE SHEETS

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                            2006                   2005
                                                      -----------------    ---------------
ASSETS
  Current Assets:
    Cash                                                       $ 3,825            $ 5,304
    Inventory (at lower of FIFO cost or market)                  1,167              1,626
                                                      -----------------    ---------------

  Total Current Assets                                         $ 4,992            $ 6,930
                                                      =================    ===============


LIABILITIES & EQUITY
  Current Liabilites:
    Accounts Payable                                          $ 12,000                $ -
    Sales Tax Payable                                               38                  -
    Shareholder Loan                                                50                 50
    Interest Payable                                                16                  9
                                                      -----------------    ---------------

  Total Current Liabilities                                     12,104                 59
                                                      -----------------    ---------------

  Total Liabilities                                             12,104                 59
                                                      -----------------    ---------------

  Stockholder's Equity
    Common Stock- $.001 par value; 25,000,000
      shares authorized; 14,300,000 and 14,200,000
      shares outstanding as of December 31, 2006 and
      December 31, 2005 respectively                            14,300             14,200
    Additional Paid-In Capital                                   9,000              8,100
    Deficit Accumulated During the Development Stage           (30,412)           (15,429)
                                                      -----------------    ---------------

  Total Stockholder's Equity                                    (7,112)             6,871
                                                      -----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $ 4,992            $ 6,930
                                                      =================    ===============

    The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                   CUMULATIVE
                                                             FOR THE YEAR                            SINCE
                                                                ENDED                                MARCH 6,
                                                             DECEMBER 31,                             1997
                                                    2006                     2005                 (INCEPTION)
                                            ---------------------    ---------------------    ---------------------
Revenues:
Sales Revenue                                            $ 3,826                      $ -                  $ 3,826
Less: Cost of Goods Sold                                  (3,118)                       -                   (3,118)
                                            ---------------------    ---------------------    ---------------------
Gross Profit                                                 708                        -                      708
                                            ---------------------    ---------------------    ---------------------

EXPENSES:
General and Administrative                                   604                       82                      922
Professional Fees                                         14,467                        -                   15,967
Organizational Costs                                           -                        -                   13,300
Outside Services                                             360                      149                      658
                                            ---------------------    ---------------------    ---------------------
Total Expenses                                            15,431                      231                   30,847
                                            ---------------------    ---------------------    ---------------------

Operating Income (loss)                                  (14,723)                    (231)                 (30,139)
                                            =====================    =====================    =====================

Other (Expense) Income
Interest, Net                                                  -                       (5)                     300
                                            ---------------------    ---------------------    ---------------------

Net Loss Before Taxes                                    (14,723)                    (236)                 (29,839)
                                            ---------------------    ---------------------    ---------------------

Franchise Tax                                               (260)                    (176)                    (573)

                                            ---------------------    ---------------------    ---------------------
Net Income (Loss)                                      $ (14,983)                  $ (412)               $ (30,412)
                                            =====================    =====================    =====================

Basic & Diluted Loss per Share                               $ -                      $ -
                                            =====================    =====================

Weighted Average Shares
Outstanding                                           14,287,950               14,036,000
                                            =====================    =====================


    The accompanying notes are an integral part of these financial statements

                            A. G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                              Deficit
                                                                                            ACCUMULATED
                                                                                               SINCE
                                                                                              MARCH 6,
                                                   COMMON STOCK            PAID IN             1997
                                              SHARES         PAR VALUE     CAPITAL          (INCEPTION)
                                           -------------  -----------------------------   ----------------
Balance at March 6, 1997 (Inception)              1,210        $ 12,100            $ -                $ -

Net Loss                                              -               -              -            (12,100)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 1997                      1,210          12,100              -            (12,100)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 2002
 as originally reported                           1,210          12,100              -            (12,100)

July 29, 2003 10,000:1 Forward Stock Split   12,098,790               -              -                  -

                                           -------------  --------------  -------------   ----------------
Restated Balance at December 31, 2002        12,100,000               -              -                  -

Stock issued for Services July 31, 2003       1,200,000           1,200              -                  -

Net Loss                                              -               -              -             (1,200)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 2003                 13,300,000          13,300              -            (13,300)

Stock issued for Cash, February 26, 2004        100,000             100            900                  -

Stock issued for Cash, March 02, 2004           500,000             500          4,500                  -

Stock issued for Cash, March 12, 2004           100,000             100            900                  -

Net Loss                                              -               -              -             (1,717)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 2004                 14,000,000          14,000          6,300            (15,017)

Stock issued for Cash, October 23, 2005         100,000             100            900                  -

Stock issued for Cash, October 31, 2005         100,000             100            900                  -

Net Loss                                              -               -              -               (412)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 2005                 14,200,000          14,200          8,100            (15,429)

Stock issued for Cash, February 13, 2006        100,000             100            900                  -

Net Loss                                              -               -              -            (14,983)
                                           -------------  --------------  -------------   ----------------

Balance at December 31, 2006                 14,300,000        $ 14,300        $ 9,000          $ (30,412)
                                           =============  ==============  =============   ================

    The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                           CUMULATIVE
                                                                                                              SINCE
                                                                    FOR THE YEAR ENDED                      MARCH 6,
                                                                        DECEMBER 31,                          1997
                                                               2006                    2005                (INCEPTION)
                                                       ---------------------   ---------------------   --------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                          $ (14,983)                 $ (412)             $ (30,412)
Stock Issued for Orginizational Costs                                     -                       -                 13,300
(Increase) Decrease in Accounts Receivable                                -                       -                      -
(Increase) Decrease in Inventory                                        460                  (1,626)                (1,167)
Increase (Decrease) in Accounts Payable                              12,000                       -                 12,000
Increase (Decrease) in Sales Tax Payable                                 38                       -                     38
Increase (Decrease) in Accrued Interest                                   6                       4                     16
                                                       ---------------------   ---------------------   --------------------
Net Cash Used in Operating Activities                                (2,479)                 (2,034)                (6,225)
                                                       ---------------------   ---------------------   --------------------

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities                                 -                       -                      -
                                                       ---------------------   ---------------------   --------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                                          1,000                   2,000                 10,000
Proceeds from  Shareholder Loan                                           -                       -                     50
                                                       ---------------------   ---------------------   --------------------
Net Cash Provided by Financing Activities                             1,000                   2,000                 10,050
                                                       ---------------------   ---------------------   --------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          (1,479)                    (34)                 3,825
Cash and Cash Equivalents
  at Beginning of Period                                              5,304                   5,338                      -
                                                       ---------------------   ---------------------   --------------------
Cash and Cash Equivalents
  at End of Period                                                  $ 3,825                 $ 5,304                $ 3,825
                                                       =====================   =====================   ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest                                                                $ -                     $ -                    $ -
Franchise Taxes                                                      $ (260)                 $ (176)                $ (573)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services                                               $ -                     $ -               $ 13,300

    The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for A.G. Volney Center, Inc. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that A. G. Volney Center, Inc. (hereto referred to as the "Company") will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $30,412 for the period from March 6, 1997 (inception) to December 31, 2006, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful. If the Company were unable to continue as a "going concern," then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc. On July 29, 2003 the Articles of Incorporation were amended to change the Company's name to A.G. Volney Center, Inc. The Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business. Since March 6, 1997, the Company is in the development stage, and has not commenced planned principal operations. The Company has a December 31 year end.

Nature of Business

The Company was formed for the purpose of acquiring products from manufacturers (factory overruns) and retailers (overstocks) and marketing the lower priced merchandise to the retail public and wholesalers. It is anticipated that we can sell the products at a substantial discount below wholesale prices for similar products.

Our principal executive offices are located at 124 Lincoln Ave. South Liverpool, NY 13088. Our telephone number is (315) 703-9012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2006 and 2005, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2006 and 2005, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Inventories

Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis and market based upon the replacement cost or realizable value. Inventories consisted of the following amounts.


                                   December 31,
                              2006             2005
                            -------          -------
Candles                     $ 1,167          $ 1,626
                            -------          -------
Total                       $ 1,167          $ 1,626
                            =======          =======


Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders' by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2006 and 2005.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

The Company's financial assets and liabilities consist of cash, inventory, and accounts payable. Except as otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2005 financial statements to conform to the December 31, 2006 presentation

Stock-Based Compensation

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25,
"Accounting for Stock Issued to Employees" (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes
(a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation , forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3. During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and 2005.

Recent Accounting Standards

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, clarifies which interest only strips and principal are not subject to the requirements of Statement 133, establishes a requirement to evaluate interest in securitized financial assets, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument to a beneficial interest other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In March 2006 the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities. The statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service an asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an entity to choose either the amortization method or fair market value measurement method for subsequent measurement periods for each class of separately recognized servicing assets and servicing liabilities, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights at its initial adoption, and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

                            A. G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expandsdisclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.


NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $ 17,112 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


                                       2006                 2005
                                 ------------------  --------------------
      Net Operating Losses       $           2567    $              319
      Valuation Allowance                   (2567)                 (319)
                                 ------------------  --------------------
                                 $               -   $                -
                                 ==================  ====================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)

                                                  2006                2005
                                           ------------------- --------------
Provision (Benefit) at US Statutory Rate    $           2248   $         62
Increase (Decrease) in Valuation Allowance             (2248)           (62)
                                           ------------------- --------------
                                            $              -   $          -
                                           =================== ==============

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company will have recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

As of December 31, 2006, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5 - RELATED PARTY TRANSACTIONS

As of December 31, 2004, Joseph C. Passalaqua, a shareholder, has loaned the Company $50. This loan is payable on demand and carries an interest rate of 10%.

During 2003, the Company issued 400,000 shares to David F. Stever, President of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to Samantha Ford, Secretary of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to John J. Connolly, Director of the Company, for services rendered.

NOTE 6- COMMON STOCK TRANSACTIONS

On March 06, 1997, the Company issued 1,210 shares of no par common stock for services. Shares were valued at $10 per share.

On April 7, 1997, the Board of Directors amended the Certificate of Incorporation by changing the total authorized stock to 25 million shares with a par value of $.001 per share. This Amendment was not filed or effective until July 29, 2003.

On July 29, 2003, the Board of Directors authorized a 10,000 for 1 forward stock split.

On July 31, 2003, the Company issued 1,200,000 shares to the Directors of the Company for services rendered. Shares were issued for $.001 per share

On February 26, 2004, the Company issued 100,000 shares of common stock for cash. Shares were issued for $.01 per share

On March 02, 2004, the Company issued 500,000 shares of common stock for cash. Shares were issued for $.01 per share

On March 12, 2004, the Company issued 100,000 shares of common stock for cash. Shares were issued for $.01 per share

On October 23, 2005, the Company issued 100,000 shares of common stock for cash. Shares were issued for $.01 per share.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6- COMMON STOCK TRANSACTIONS (Continued)

On October 31, 2005, the Company issued 100,000 shares of common stock for cash. Shares were issued for $.01 per share.

On February 13, 2006, the Company issued 100,000 shares of common stock for cash. Shares were issued for $.01 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has retained the services of certified public accountants, Robison, Hill & Co. Our previous certified public accounting firm was not certified pursuant to the rules of the Security and Exchange Commission. There have been no disagreements with any accounting firm.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of our principal executive and principal financial officers, of the effectiveness, as of December 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal controls, or other factors which could significantly affect such controls.

ITEM 8B. OTHER INFORMATION

NONE

                                    PART III.

ITEM 9. DIRECTORS, EXCUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


                                                             Year First
                                                             Became
 Name                   Age       Position with Company      a Director
 ----                   ---       ---------------------      ----------
 David F. Stever        63       Director, President, CEO    July 2003


 Samantha M. Ford       25       Director, Secretary/        July 2003
                                 Treasurer

 John J. Connelly       60       Director                    July 2003

RESUMES

Samantha M. Ford, an officer and director, has approximately two years experience as an associate in a major retail chain and two years experience as an assistant manager at a Thrift Store. . Ms. Ford is a high school graduate who worked as a sales associate in retail chains while still in high school. She also has bookkeeping and sales experience in the retail trade business. She also received experience as a cashier for Sam's Club. From the spring of 1999 through the fall of 2001, she was Secretary for Sigma Alpha Chi sorority while attending college full time and holding a part time job on campus. In 2002, she moved back to Syracuse, New York and was hired as the assistant manager of the Salvation Army Thrift Store. Subsequently, Ms. Ford worked for AAA of Western and Central NY as an Emergency Roadside Assistance Representative. She started a family and was a stay at home mother from February 2003 through October of 2005.. She then re-entered the workforce and is Secretary of A.G. Volney Center, Inc. Ms. Ford currently also works part time for a medical transportation company.

David F. Stever, an officer and director, spent twelve years in customer service and sales with Allegheny Airlines, and the last six years in a supervisory capacity. He subsequently formed and ran a travel company which required substantial negotiation of bulk purchases and sales as well as individual travel plans. In addition Mr. Stever owned and managed Happy Journey's Travel, Inc. a travel agency for over 25 years. He has also acted as an officer and director of the Syracuse Rose Society, an association which purchases bulk for resale to members and others as fund raisers.

John J. Connelly, a director, is a graduate of Boston College and has been active in the music industry and publishing business. He currently manages, develops and rehabilitates housing units in Bradington, Florida and will not be employed full time by the Company. Mr. Connelly is a non-practicing attorney who currently manages his own real estate interests in Bradenton and Fort Lauderdale, Florida. Prior to real estate management, he acted as a co-manager for the band "Boston" and other entertainment groups in the state of
Massachusetts. He later managed a entertainment club and managed a weekly publication in Syracuse, New York.

The Board of Directors has determined that A.G. Volney does not have a financial expert on its audit committee due to the small size and scope of the issuer's current status. The management experience of Mr. Stever and Mr. Connelly required the exercise of fiscal management in which degree will be required to successfully manage A. G. Volney Center, Inc. in its growth over the next two years.

Directors are elected annually.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

Based solely on review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe that all filing requirements applicable to its directors, officers and persons who own more than ten percent of a registered class of the Company's equity securities have been complied with.

AUDIT COMMITTEE

The Company does not currently have an audit committee, and the Board of Directors serves this function. In addition, the Board does not have a financial expert as defined by Regulation S-B Item 401. The Company has not been able to attract a financial expert to serve on its Board of Directors; however, the Company will be seeking a candidate to serve in this role in the future.

CODE OF ETHICS

The Company has not adopted a Code of Ethics for its principal executive and financial officers. Due to the Company's limited operations the Company's Board of Directors does not believe a code of ethics is necessary at this time. The Company's Board of Directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, the Company's management intends to promote honest and ethical conduct, full and fair disclosures in its reports with the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.  EXECUTIVE COMPENSATION

David F. Stever and Samantha M. Ford were issued 400,000 shares of common stock respectively at a deemed price of $0.001 per share in consideration for their services in organizing and managing our initial corporate effort and for acting as officers.

No other compensation has been awarded to, earned by or paid to our officers. Management has agreed to act with out compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

                            SUMMARY COMPENSATION TABLE

                                       FISCAL                            OTHER

NAME AND PRINCIPAL POSITION         YEAR PAID    SALARY    BONUS    COMPENSATION



 David F. Stever, President                N/A       -0-      -0-       $400.00


Samantha M. Ford, Secretary/Treasurer     N/A       -0-      -0-       $400.00



We do not have health insurance for our employees. We do not have retirement, pension, profit sharing stock options, or other similar programs for the benefit of our employees.

OPTIONS AND SARS

The Company has no option of SAR programs and no options or SAR's were granted to any of its employees.

LONG-TERM INCENTIVE PLANS

The Company has no long-term incentive plans for its officers, directors, or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(1) (2) (3) (4) Title of Class Name and Address of Amount and Nature of Percent of Security Ownership

                                                                  PERCENTAGE OF
                                                                  OUTSTANDING
            SHARES OF
CLASS    OF BENEFICAL OWNER                    NUMBER OF SHARES   COMMON
STOCK


Common  Carl E. Worboys      Shareholder       6,000,000 shares      41.96%
        118 Chatham Rd.
        Syracuse, NY  13203

Common  Joseph C. Passalaqua Shareholder       6,000,000 shares      41.96%
        106 Glenwood Dr. S.
        Liverpool, NY 13090

Common  David F. Stever      Officer/President   400,000 shares        2.8%
        124 Lincoln Ave. S.
        Liverpool, NY  13088

Common  Samantha Ford        Officer/Secretary   400,000 shares        2.8%
        4420 6-A Heritage Drive      Treasurer
        Liverpool, NY   13090
Common  John Connelly        Director            400,000 shares        2.8%
        136 NE  19th Court
        Ft. Lauderdale, FL 33305

Common Officers and Directors as a Group       1,200,000 shares       20.84%


--------------------------------------------------------------------------------

Common Stock                                   13,200,000 shares      93.32%


None of the persons listed above have the right to acquire beneficial ownership within sixty days.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as set forth below, no transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5 % of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest:

We issued 400,000 common shares each to David F. Stever and Samantha M. Ford at a deemed price of $0.001 per share on July 31, 2003. These shares were issued to Mr. Stever and Ms. Ford in consideration for their services in organizing our company, acting as officers and building our business plan.On July 31, 2003, we issued John J. Connelly 400,000 common shares at a deemed price of $0. 001 per share, in consideration for his services as director and building our business plan.

PART IV.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------

3        Articles of Incorporation
3.1      Certificate of Renewal and Revival of Certificate of
         Incorporation
3.2      Certificate of Amendment of Certificate of Incorporation
4        By-Laws
5        Specimen Share Certificate for Common Shares
31.1     Sarbanes-Oxley Act of 2002 Section 302 Certification by David F.Stever
32.1     Sarbanes-Oxley Act of 2002 Section 906 Certification by David F.Stever



FILED HEREWITH

REPORTS ON FORM 10SB

NO REPORTS ON FORM 8-K WERE FILED.

ITEM 14:  PRINCIPAL ACCCOUNTANT FEES AND SERVICES

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

                                         FISCAL 2006       FISCAL 2005
                                         -----------       -----------
       Audit Fees      (1)               $11,624                $0
       Tax Fees        (2)               $346                   $0
       All Other fees                    $0                     $0


 (1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiariesUnder the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robinson, Hill & Company, as well as the fees charged by Robinson, Hill & Company for such services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             A. G. VOLNEY CENTER, INC.


Date: April 4, 2007
By: /s/ David F. Stever


David F. Stever
Principal Executive and Financial Officer


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.






 BY:  /s/ David F. Stever                      Date: April 4,2007

 --------------------------------              ----------------------

          PRESIDENT



 BY   /s/ Samantha Ford                        Date: April 4, 2007

    --------------------------------           ----------------------

          SECRETARY, TREASURER



 BY:  /s/ John Connelly                        Date: April 4, 2007
 --------------------------------              ----------------------

          DIRECTOR