Form 10QSB
period 2007-03-31
A.G. Vonley Center, Inc
filed 2007-05-14
CIK 1367777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-52269

                            A.G. VOLNEY CENTER, INC.
        (Exact name of small business issuer as specified in its charter)



                     DELAWARE                              13-4260316
           -------------------------------               -----------------
           (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)


                            124 LINCOLN AVENUE SOUTH
                               LIVERPOOL, NY 13088
                    (Address of principal executive offices)
                     --------------------------------------

                                 (315) 703-9012
                           (Issuer's telephone number)





     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ( X ) No ( )

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

     Yes ( )  No  (X )

     State the number of Common Stock of the Registrant, par value $.001 per share, outstanding as of March 31, 2007:
     14,300,000

     Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X )

--------------------------------------------------------------------------------

                            A.G. VOLNEY CENTER, INC.

                              INDEX TO FORM 10-QSB
                                 MARCH 31, 2007



                          PART I FINANCIAL INFORMATION


ITEM 1.     Financial Statements

Balance Sheets                                                           F-1
At December 31, 2006 and March 31, 2007

Statements of Income and Retained Earnings
For the three months ended March 31, 2007 and March 31, 2006             F-2

Statements of Cash Flows
For the three months ended March 31, 2007 and March 31, 2006             F-3

Notes to Consolidated Financial Statements                               F-4

ITEM 2.  Managements Discussion and Analysis of Financial                  3
         Condition and Results of Operation

ITEM 3.  Controls and Procedures                                           5

                            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 7

ITEM 2.  Changes in Securities and Use of Proceeds                         7

ITEM 3.  Defaults Upon Senior Securities                                   7

ITEM 4.  Submission of Matters to a Vote of Security Holders               7

ITEM 5.  Other Information                                                 7

                                         PART III EXHIBITS

ITEM 6.  Exhibits and Reports on Form 8-K                                  8

         Signatures
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION.

     ITEM 1. FINANCIAL STATEMENTS



               AG VOLNEY CENTER, INC.
           (A Development Stage Company)
                   BALANCE SHEETS

                                                         (UNAUDITED)
                                                          MARCH, 31             DECEMBER 31,
                                                            2007                    2006
                                                    ---------------------   ---------------------
ASSETS
  Current Assets:
    Cash                                            $              8,048    $              3,825
    Inventory                                                      1,157                   1,167

                                                    ---------------------   ---------------------
  Total Current Assets                                             9,205                   4,992
                                                    ---------------------   ---------------------

TOTAL ASSETS                                        $              9,205    $              4,992
                                                    =====================   =====================

LIABILITIES & EQUITY
  Current Liabilites:
    Accounts Payable                                $             17,580    $             12,000
    Sales Tax Payable                                                 39                      38
    Shareholder Loan                                                  50                      50
    Interest Payable                                                  17                      16
                                                    ---------------------   ---------------------

  Total Current Liabilities                                       17,686                  12,104
                                                    ---------------------   ---------------------

  Total Liabilities                                               17,686                  12,104
                                                    ---------------------   ---------------------

  Stockholder's Equity
    Common Stock- $.001 par value; 25,000,000
      shares authorized; 14,300,000
      shares outstanding                                          14,300                  14,300
    Additional Paid-In Capital                                     9,000                   9,000
    Deficit Accumulated During the Development Stage             (31,781)                (30,412)
                                                    ---------------------   ---------------------

  Total Stockholder's Equity                                      (8,481)                 (7,112)
                                                    ---------------------   ---------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $              9,205    $              4,992
                                                    =====================   =====================


   The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 CUMULATIVE
                                                                    SINCE
                               FOR THE THREE MONTHS ENDED         MARCH 6,
                                 MARCH 31,                          1997
                                    2007             2006        (INCEPTION)
                               ---------------   -------------   --------------
REVENUES:
Sales Revenue                  $        6,010    $          -    $       9,836
Less:  Cost of Goods Sold              (5,010)              -           (8,127)
                               ---------------   -------------   --------------
Gross Profit                            1,000               -            1,709
                               ---------------   -------------   --------------

EXPENSES:
General and Administrative                192              27            1,115
Professional Fees                       1,286             176           17,253
Organizational Costs                      280               -           13,580
Outside Services                          376             159            1,034
                               ---------------   -------------   --------------
Total Expenses                          2,134             362           32,982
                               ---------------   -------------   --------------

Operating Income (Loss)                (1,134)           (362)         (31,273)

Other (Expense) Income
Interest, Net                               -               -              300
                               ---------------   -------------   --------------

Net Loss Before Taxes                  (1,134)           (362)         (30,973)
                               ---------------   -------------   --------------

Franchise Tax                            (235)              -             (808)
                               ---------------   -------------   --------------

Net Income (Loss)              $       (1,369)   $       (362)   $     (31,781)
                               ===============   =============   ==============

Basic & Diluted Loss per Share $            -    $          -
                               ===============   =============

Weighted Average Shares
Outstanding                        14,300,000      14,252,230
                               ===============   =============


    The accompanying notes are an integral part of these financial statements

                   A.G. VOLNEY CENTER, INC.
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CASH FLOWS
                         (Unaudited)

                                                                                                      CUMULATIVE
                                                                                                        SINCE
                                                                     FOR THE THREE MONTHS ENDED        MARCH 6,
                                                                    MARCH 31,                            1997
                                                                      2007              2006         (INCEPTION)
                                                                 ----------------  ---------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                         $        (1,369)  $         (362)  $      (31,781)
Stock Issued for Organizational Costs                                          -                -           13,300
(Increase) Decrease in Accounts Receivable                                     -                -                -
(Increase) Decrease in Inventory                                              10                -           (1,157)
Increase (Decrease) in Accounts Payable                                    5,580                -           17,580
Increase (Decrease) in Sales Tax Payable                                       1                -               39
Increase (Decrease) in Accrued Interest                                        1                1               17
                                                                 ----------------  ---------------  ---------------
Net Cash Used in Operating Activities                                      4,223             (361)          (2,002)
                                                                 ----------------  ---------------  ---------------

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities                                      -                -                -
                                                                 ----------------  ---------------  ---------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                                                   -            1,000           10,000
Proceeds from Shareholder Loan                                                 -                -               50
                                                                 ----------------  ---------------  ---------------
Net Cash Provided by Financing Activities                                      -            1,000           10,050
                                                                 ----------------  ---------------  ---------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                4,223              639            8,048
Cash and Cash Equivalents
  at Beginning of Period                                                   3,825            5,304                -
                                                                 ----------------  ---------------  ---------------
Cash and Cash Equivalents
  at End of Period                                               $         8,048   $        5,943   $        8,048
                                                                 ================  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
Interest                                                         $             -   $            -   $            -
Franchise and Income Taxes                                       $          (235)  $            -   $         (809)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services                                        $             -   $            -   $       13,300

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $31,781 from the period from March 6, 1997 (inception) to March 31, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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



                            March 31,        December 31,
                              2007               2006
                           ------------     ----------------

           Candles         $     1,157      $         1,167
                           ------------     ----------------

           Total           $     1,157      $         1,167
                           ============     ================



Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders' by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding for the three months ended March 31, 2006 and March 31, 2007.

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

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the March 31, 2007 presentation.

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

                            A. G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments."SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

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

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INCOME TAXES (Continued)


                                        2006                 2005
                                  ------------------  --------------------
      Net Operating Losses        $                   $
                                  2,567               319
      Valuation Allowance                   (2,567)                 (319)
                                  ------------------  --------------------
                                  $               -   $                -
                                  ==================  ====================

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:


                                                      2006                2005
                                               ------------------  -------------
Provision (Benefit) at US Statutory Rate        $          2,248   $         62
Increase (Decrease) in Valuation Allowance                (2,248)           (62)
                                               ------------------  -------------
                                                $              -   $          -
                                               ==================  =============

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

NOTE 4 - COMMITMENTS

As of March 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition. control, including, among others, seasonal aspects.

     BASIS OF PRESENTATION

     The unaudited financial statements of A.G. Volney Center, Inc. ("AG", "A.G. Volney", "the Company", "our", or "we") should be read in conjunction with the audited financial statements for the year ended December 31, 2006. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

     We prepare our financial statements in accordance with generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

     Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

     DESCRIPTION OF BUSINESS

     A. G. Volney Center was incorporated under the laws of the state of Delaware on March 6, 1997 with the expectation it would enter into the vending business. The intent was to operate machines that would dispense lottery tickets. On April 7, 1997, the Company resolved in a board meeting to change the name of the company to A.G. Volney Center, Inc and restate the par value of it's shares. On the same date, in a shareholders meeting the name change and par value were approved, but the amendment was never filed. On December 31, 1997, the Company's Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant, until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Articles of Incorporation in Delaware. On July 29, 2003, the Company filed its amendment of its Articles of Incorporation to change its name from Lottlink Technologies, Inc. to A. G. Volney Center, Inc as approved in a shareholders meeting earlier on April 7, 1997. A, G. Volney Center was reinstated in the State of Delaware to develop relationships with companies which purchase factory overruns from manufacturers and distressed merchandise from retailers at discounts. As a result, it is hoped that these companies can offer us new high quality products in quantity whereby the costs to us is substantially discounted (generally around 30% of the standard wholesale cost for the same product). It is anticipated that we will primarily sell to retailers, however, we also intend to engage in retail sales on a limited basis.

     We have purchased factory overrun and bulk merchandise and continued to make sales. Our primary business objective is to satisfy and fulfill the demand of retailers for high quality merchandise at below wholesale costs. We will purchase new, high quality items in quantity whereby we can sell these items immediately to retailers for an amount which includes a substantial profit to us. We will maximize net profits by minimizing fixed overhead such as salary and employee benefits.

     Distribution methods: We anticipate selling nationwide, but our initial focus will be in New York, Pennsylvania, Connecticut and Vermont area.

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

     COSTS RELATED TO OUR OPERATION

     The principle costs related to the ongoing operation of the Company's business consists of payments made by the Company to wholesale distributors for merchandise.

     THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

     REVENUES

     Our total revenue increased by $ 6,010 or approximately 100%, from $ 0 in the three months ended March 31, 2006 to $ 6,010 in the three months ended March 31, 2007. There were no previous sales in the first three months in 2006. This increase was attributable to the sale of merchandise held in inventory. The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

     COSTS OF SALES

     Our overall cost of sales increased by $5,010 or approximately 100%, from $ 0 in the three months ended March 31, 2006 to $ 5,010 in the three months ended March 31, 2007. There were no previous sales cost of merchandise in the first three months in 2006. This increase in cost of sales was a direct effect of the sales of goods held in inventory, for a revenue to the company, which was not previously conducted as of March 31, 2006.

     OPERATION AND ADMINISTRATIVE EXPENSES

     Operating expenses increased by $1,772, from $362 in the three months ended March 31, 2006 to $2,134 in the three months ended March 31, 2007. Professional fees increased by $ 1,110 from 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. Expenses for outside services increased by $ 217 from 2006. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense increased by $ 165 when compared to the same period ending March 31, 2006. The bulk of the expense in 2007 was used for accounting services.

     GOING CONCERN QUALIFICATION

     In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

     LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW

     Our primary sources of liquidity have been cash from the sale of common stock and borrowing from a shareholder. The company has generated $10,000 from the sale of common stock . As of March 31, 2007, we have a note payable to Joseph C. Passalaqua, shareholder, in the amount $50. This is a 10% per annum interest bearing note and is payable upon demand.

     COMMON STOCK

     We are authorized to issue 25,000,000 shares of Common Stock, with a par value of $0.001. There are 14,300,000 shares of Common Stock issued and outstanding, which are held by 16 shareholders as of the date of this registration statement. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the company, the holders of common stock will share equally in any balance of the company's assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the board of directors from funds legally available.

     PREFERRED STOCK

     There are not any shares authorized or issued of Preferred Stock.

     ITEM 3. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

     (a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's President concluded that, as of the end of the period, the Company's disclosure controls and procedures were effective in timely alerting him to material information relating to the Company required to be included in the reports that the Company files and submits pursuant to the Exchange Act.

     (b) Changes in Internal Controls

     Based on his evaluation as of March 31, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     RISKS ASSOCIATED WITH OUR BUSINESS

     In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

     UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES WE MAY HAVE TO DISCONTINUE OPERATIONS.

     If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have
     historically   exceeded  our  revenues.   The  company  has  experienced  a
     cumulative loss of $31,781 since inception to March 31, 2007. Our net losses for the three months ended March 31, 2007 were $ 1,369 and the losses are projected to continue in 2007. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

                           PART II OTHER INFORMATION.

     ITEM 1. LEGAL PROCEEDINGS
      Not applicable.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
      Not applicable

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
      Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

     ITEM 5. OTHER INFORMATION
     Not applicable.

                               PART III EXHIBITS.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following exhibits required by Item 601 of Regulation S-B are attached.

         EXHIBIT
         NUMBER                      DESCRIPTION
         ------                      -----------

         3                 Articles of Incorporation**
         3.1               Certificate of Renewal and Revival of Certificate of
                           Incorporation**
         3.2               Certificate of Amendment of Certificate of
                           Incorporation**
         4                 By-Laws**
         5                 Specimen Share Certificate for Common Shares**



     **PREVIOUSLY SUBMITTED






     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       A. G. VOLNEY CENTER, INC.







          BY:      /S/ DAVID F. STEVER                     DATE: May 14, 2007
             --------------------------------              ---------------------
               PRICIPAL EXECUTIVE OFFICER
               PRICIPAL FINANCIAL OFFICER






          BY:      /S/ SAMANTHA M. FORD                    DATE: May 14, 2007
             --------------------------------              ---------------------
                      SECRETARY
                      TREASURER