Form 10QSB
period 2007-06-30
A.G. Vonley Center, Inc
filed 2007-08-16
CIK 1367777

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ( ) No (X )

State the number of Common Stock of the Registrant, par value $.001 per share, outstanding as of June 30, 2007: 14,300,000

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X )

--------------------------------------------------------------------------------

                            A.G. VOLNEY CENTER, INC.

                              INDEX TO FORM 10-QSB
                                  JUNE 30, 2007



                          PART I FINANCIAL INFORMATION


     ITEM 1.     Financial Statements

     Balance Sheets                                                    F-1
     At December 31, 2006 and June 30, 2007

     Statements of Income and Retained Earnings
     For the three months ended June 30, 2007 and June 30, 2006
     For the six months ended June 30, 2007 and June 30, 2006          F-2

     Statements of Cash Flows
     For the three months ended June 30, 2007 and June 30, 2006
     For the six months ended June 30, 2007 and June 30, 2006          F-3

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


              Signatures
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION.

     ITEM 1. FINANCIAL STATEMENTS

                             AG VOLNEY CENTER, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                    (UNAUDITED)
                                                      JUNE 30,      DECEMBER 31,
                                                        2007           2006
                                                     -----------   ------------
ASSETS
  Current Assets:
    Cash                                                $ 1,880        $ 3,825
    Inventory                                             1,141          1,167
    Accounts Receivable                                   6,264              -

                                                     -----------   ------------
  Total Current Assets                                    9,285          4,992
                                                     -----------   ------------

TOTAL ASSETS                                            $ 9,285        $ 4,992
                                                     ===========   ============

LIABILITIES & EQUITY
  Current Liabilites:
    Accounts Payable                                   $ 32,459       $ 12,000
    Sales Tax Payable                                        41             38
    Shareholder Loan                                         50             50
    Interest Payable                                         19             16
                                                     -----------   ------------

  Total Current Liabilities                              32,569         12,104
                                                     -----------   ------------

  Total Liabilities                                      32,569         12,104
                                                     -----------   ------------

  Stockholder's Equity
    Common Stock- $.001 par value;
      25,000,000 shares authorized;
      14,300,000 shares outstanding as of
       June 30, 2007 and December 31, 2006               14,300         14,300
    Additional Paid-In Capital                            9,000          9,000
    Deficit Accumulated During the Development Stage    (46,584)       (30,412)
                                                     -----------   ------------

  Total Stockholder's Equity                            (23,284)        (7,112)
                                                     -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 9,285        $ 4,992
                                                     ===========   ============


    The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           CUMULATIVE
                                                                                             SINCE
                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTH ENDED      MARCH 6,
                                         JUNE 30,                     JUNE 30,               1997
                                   2007          2006           2007           2006       (INCEPTION)
                               ------------- -------------  ------------- --------------  -------------
Revenues:
Sales Revenue                       $ 6,284         $ 473       $ 12,294          $ 473       $ 16,120
Less:  Cost of Goods Sold            (5,232)         (325)       (10,242)          (325)       (13,359)
                               ------------- -------------  -------------  -------------  -------------
Gross Profit                          1,052           148          2,052            148          2,761
                               ------------- -------------  -------------  -------------  -------------

EXPENSES:
General and Administrative              888           311          1,080            338          2,002
Professional Fees                    14,867         1,248         16,153          1,424         32,120
Organizational Costs                      -             -            280              -         13,580
Outside Services                          -            42            376            201          1,034
                               ------------- -------------  -------------  -------------  -------------
Total Expenses                       15,755         1,601         17,889          1,963         48,736
                               ------------- -------------  -------------  -------------  -------------

Operating Income (Loss)             (14,703)       (1,453)       (15,837)        (1,815)       (45,975)

Other (Expense) Income
Interest, Net                             -             -              -              -            300
                               ------------- -------------  -------------  -------------  -------------

Net Loss Before Taxes               (14,703)       (1,453)       (15,837)        (1,815)       (45,675)

Franchise Tax                          (100)            -           (335)             -           (909)
                               ------------- -------------  -------------  -------------  -------------

Net Income (Loss)                 $ (14,803)     $ (1,453)     $ (16,172)      $ (1,815)     $ (46,584)
                               ============= =============  =============  =============  =============

Basic & Diluted Loss per Share          $ -           $ -            $ -            $ -
                               ============= =============  =============  =============

Weighted Average Shares
Outstanding                      14,300,000    14,300,000     14,300,000     14,276,000
                               ============= =============  =============  =============


   The accompanying notes are an integral part of these financial statements

                            A.G. VOLNEY CENTER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                CUMULATIVE
                                                                                  SINCE
                                                       FOR THE SIX MONTHS ENDED  MARCH 6,
                                                               JUNE 30,          1997
                                                          2007        2006     (INCEPTION)
                                                       ----------- ----------- -------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                $ (16,172)   $ (1,815)    $ (46,584)
Stock Issued for Organizational Costs                           -           -        13,300
(Increase) Decrease in Accounts Receivable                 (6,264)       (109)       (6,264)
(Increase) Decrease in Inventory                               26         326        (1,141)
Increase (Decrease) in Accounts Payable                    20,460       1,189        32,460
Increase (Decrease) in Sales Tax Payable                        3          31            41
Increase (Decrease) in Accrued Interest                         2           9            18
                                                       ----------- ----------- -------------
Net Cash Used in Operating Activities                      (1,945)       (369)       (8,170)
                                                       ----------- ----------- -------------

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities                       -           -             -
                                                       ----------- ----------- -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash                                    -       1,000        10,000
Proceeds from Shareholder Loan                                  -           -            50
                                                       ----------- ----------- -------------
Net Cash Provided by Financing Activities                       -       1,000        10,050
                                                       ----------- ----------- -------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                (1,945)        631         1,880
Cash and Cash Equivalents
  at Beginning of Period                                    3,825       5,304             -
                                                       ----------- ----------- -------------
Cash and Cash Equivalents
  at End of Period                                        $ 1,880     $ 5,935       $ 1,880
                                                       =========== =========== =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
Interest                                                   $    -     $     -        $    -
Franchise and Income Taxes                                 $ (335)    $     -        $ (809)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services                                  $    -     $     -        $    -

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

INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $46,600 from the period from March 6, 1997 (inception) to June 30, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity to continue as a "going concern"

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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

REVENUE RECOGNITION

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of June 30, 2007, and December 31, 2006, there was no deferred revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2007, and December 31, 2006, the Company has determined an allowance for doubtful accounts is not necessary.

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


                 June 30,        December 31,
                   2007              2006
              ---------------  ----------------

Candles              $ 1,141           $ 1,167
              ---------------  ----------------

Total                $ 1,141           $ 1,167
              ===============  ================



LOSS PER SHARE

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders' by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding for the three and six months ended June 30, 2007 and June 30, 2006.

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

RECLASSIFICATION

Certain reclassifications have been made in the 2006 financial statements to conform to the June 30, 2007 presentation.

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

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes
(a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3. During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2006 and 2005.

RECENT ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

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

                            A. G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In February 2007, the FASB issued SFAS no, 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not eliminate disclosure requirements about fair value measurements included in SFAS 157 and SFA No. 107, "Disclosures about Fair Value of Financial Instruments."SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

NOTE 2 - INCOME TAXES

As of December 31, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17,112 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - Income Taxes (Continued)


                                       2006          2005
                                  -------------   -----------
      Net Operating Losses        $       2,567   $       319

      Valuation Allowance                (2,567)         (319)
                                  -------------   -----------
                                  $           -   $         -
                                  =============   ===========

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                  2006           2005
                                             -------------   ----------
Provision (Benefit) at US Statutory Rate     $       2,248   $       62
Increase (Decrease) in Valuation Allowance          (2,248)         (62)
                                             -------------   ----------
                                             $           -   $        -
                                             =============   ==========

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.


NOTE 3 - UNCERTAIN TAX POSITIONS

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company's financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as "Interest expense, net" in the accompanying statements of operations. Penalties, if any, would be recognized as a component of "Selling, general and administrative expenses". The Company recognized $0 of interest expense related to unrecognized tax benefits for the six months ended June 30, 2007. In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

                            A.G. VOLNEY CENTER, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - Uncertain Tax Positions (Continued)

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

       United States (a)                           2003 - Present

         (a) Includes federal as well as state or similar local jurisdictions, as applicable.


NOTE 4 - DEVELOPMENT STAGE COMPANY

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

NOTE 5 - COMMITMENTS

As of June 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - Related Party Transactions (Continued)

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

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue increased by $ 5,811 or approximately 1,229% from $ 473 in the three months ended June 30, 2006 to $ 6,284 in the three months ended June 30, 2007. This increase was attributable to the sale of merchandise held in inventory. The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COSTS OF SALES

Our overall cost of sales increased by $ 4,907 or approximately 1,510%, from $ 325 in the three months ended June 30, 2006 to $ 5,232 in the three months ended June 30, 2007. This increase in cost of sales was a direct effect of the sales of goods held in inventory, for a revenue to the company.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $ 14,154 or approximately 884% from $ 1,601 in the three months ended June 30, 2006 to $ 15,755 in the three months ended June 30, 2007. Professional fees increased by $ 13,619 from 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense increased by $ 577 when compared to the same period ending June 30, 2006. The bulk of the expense in 2007 was used for accounting services.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES

Our total revenue increased by $ 11,821 or approximately 2,495 %, from $ 473 in the six months ended June 30, 2006 to $ 12,294 in the six months ended June 30, 2007. This increase was attributable to the sale of merchandise held in inventory. The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COSTS OF SALES

Our overall cost of sales increased by $9,917 or approximately3, 051%, from $ 325 in the six months ended June 30, 2006 to $ 10,242 in the six months ended June 30, 2007. This increase in cost of sales was a direct effect of the sales of goods held in inventory, for revenue to the company.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $15,926 or approximately 811 %, from $ 17,889 in the six months ended June 30, 2006 to $ 1,963 in the six months ended June 30, 2007. Professional fees increased by $ 14,729 from 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense increased by $ 742 when compared to the same period ending June 30, 2006. The bulk of the expense in 2007 was used for accounting services.

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. states that we have incurred annual losses since inception raising substantial doubt about our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Our primary sources of liquidity have been cash from the sale of common stock and borrowing from a shareholder. The company has generated $10,000 from the sale of common stock. As of June 30, 2007, we have a note payable to Joseph C. Passalaqua, shareholder, in the amount $50. This is a 10% per annum interest bearing note and is payable upon demand. As of June 30, 2007, the interest on this note is $19.

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

(b) Changes in Internal Controls

Based on his evaluation as of June 30, 2007, there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

UNLESS WE CAN REVERSE OUR HISTORY OF LOSSES WE MAY HAVE TO DISCONTINUE
OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues. The company has experienced a cumulative loss of $ 46,584 since inception to June 30, 2007. Our net losses for the three and six months ended June 30, 2007 were $ 14,803 and 16,172 respectively and the losses are projected to continue in 2007. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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





                            A. G. VOLNEY CENTER, INC.







     BY:      /S/ DAVID F. STEVER                     DATE: August 16, 2007

        --------------------------------              ---------------------
          PRICIPAL EXECUTIVE OFFICER
          PRICIPAL FINANCIAL OFFICER







     BY:      /S/ SAMANTHA M. FORD                    DATE: August 16, 2007

        --------------------------------              ---------------------

                 SECRETARY
                 TREASURER