Form 10QSB
period 2007-09-30
A.G. Volney Center, Inc
filed 2007-11-05
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[   ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number 0-52269

A.G. VOLNEY CENTER, INC.

 (Exact name of small business issuer as specified in its charter)

DELAWARE	13-4260316
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,300,000 shares of Common Stock, par value $0.001 per share, as of November 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

A.G. VOLNEY CENTER, INC.

INDEX TO FORM 10-QSB
SEPTEMBER 30, 2007

             PART I FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Balance Sheets                                         F-1
At December 31, 2006 and September 30, 2007

Statements of Income and Retained Earnings
For the three months ended September 30, 2007 and September 30, 2006
For the nine months ended September 30, 2007 and September 30, 2006       F-2

Statements of Cash Flows
For the three months ended September 30, 2007 and September 30, 2006
For the nine months ended September 30, 2007 and September 30, 2006               F-3

Notes to Consolidated Financial Statements                                                  F-4

ITEM 2.  Managements Discussion and Analysis of Financial                              3
         Condition and Results of Operation

ITEM 3.  Controls and Procedures                                                              6

            PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                                         7

ITEM 2.  Changes in Securities and Use of Proceeds                                              7

ITEM 3.  Defaults Upon Senior Securities                                                         7

ITEM 4.  Submission of Matters to a Vote of Security Holders                             7

ITEM 5.  Other Information                                                                          7

            PART III EXHIBITS

ITEM 6.  Exhibits and Reports on Form 8-K                                                      8

         Signatures

PART I   FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$2,184	$3,825
Inventory	1,110	1,167
Accounts Receivable	6,317	-

Total Current Assets	9,611	4,992

TOTAL ASSETS	$9,611	$4,992

LIABILITIES & EQUITY
Current Liabilites:
Accounts Payable	$14,478	$12,000
Sales Tax Payable	44	38
Shareholder Loan	9,050	50
Interest Payable	143	16

Total Current Liabilities	23,715	12,104

Total Liabilities	23,715	12,104

Stockholder's Equity
Common Stock- $.001 par value;
25,000,000 shares authorized;
14,300,000 shares outstanding as of
September 30, 2007 and December 31, 2006	14,300	14,300
Additional Paid-In Capital	9,000	9,000
Deficit Accumulated During the Development Stage	(37,404)	(30,412)

Total Stockholder's Equity	(14,104)	(7,112)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,611	$4,992

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the Nine Months Ended		March 6,
	September 30,		September 30,		1997
	2007	2006	2007	2006	(Inception)
Revenues:
Sales Revenue	$6,355	$83	$18,649	$556	$22,475
Less: Cost of Goods Sold	(5,295)	(69)	(15,537)	(395)	(18,655)
Gross Profit	1,060	14	3,112	161	3,820

Expenses:
General and Administrative	176	15	533	344	1,439
Organizational Costs	-	-	280	-	13,580
Outside Services	-	-	376	201	1,034
Professional Fees	599	423	8,452	1,847	24,419
Total Expenses	775	438	9,641	2,392	40,472

Operating Income (Loss)	285	(424)	(6,529)	(2,231)	(36,652)
	.
Other (Expense) Income
Interest, Net	(519)	4	(128)	(5)	157

Net Loss Before Taxes	(234)	(420)	(6,657)	(2,236)	(36,495)

Franchise Tax	-	-	(335)	-	(909)

Net Income (Loss)	$(234)	$(420)	$(6,992)	$(2,236)	$(37,404)

Basic & Diluted Loss per Share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	14,300,000	14,300,000	14,300,000	14,284,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			since
	For the Nine Months Ended		March 6,
	September 30,		1997
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,992)	$(2,236)	$(37,404)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	(6,317)	-	(6,317)
(Increase) Decrease in Inventory	57	395	(1,110)
Increase (Decrease) in Accounts Payable	2,478	-	14,478
Increase (Decrease) in Sales Tax Payable	6	38	44
Increase (Decrease) in Accrued Interest	127	5	143
Net Cash Used in Operating Activities	(10,641)	(1,798)	(16,866)

CASH FLOWS FROM INVESTING ACTIVITES:
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Common Stock Issued for Cash	-	1,000	10,000
Proceeds from Shareholder Loan	9,000	-	9,050
Net Cash Provided by Financing Activities	9,000	1,000	19,050

Net (Decrease) Increase in
Cash and Cash Equivalents	(1,641)	(798)	2,184
Cash and Cash Equivalents
at Beginning of Period	3,825	5,304	-
Cash and Cash Equivalents
at End of Period	$2,184	$4,506	$2,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$(335)	$-	$(809)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issued for Services	$-	$-	$-

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

INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

NATURE OF OPERATIONS AND GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that  A. G. Volney Center, Inc. (hereto referred to as the “Company”) will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 37,000 from the period from March 6, 1997 (inception) to September 30, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NATURE OF OPERATIONS AND GOING CONCERN (Continued)

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated under the laws of the State of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc.  On July 29, 2003 the Articles of Incorporation were amended to change the Company’s name to A.G. Volney Center, Inc. The Company is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  Since March 6, 1997, the Company is in the development stage, and has not commenced planned principal operations.  The Company has a December 31 year end.

NATURE OF BUSINESS

The Company was formed for the purpose of acquiring products from manufacturers (factory overruns) and retailers (overstocks) and marketing the lower priced merchandise to the retail public and wholesalers. It is anticipated that the Company can sell the products at a substantial discount below wholesale prices for similar products.

The principal executive offices are located at 124 Lincoln Ave. South Liverpool, NY  13088. The Company’s telephone number is (315) 703-9012.

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

REVENUE RECOGNITION

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of September 30, 2007, and December 31, 2006, there was no deferred revenue.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2007, and December 31, 2006, the Company has determined an allowance for doubtful accounts is not necessary.

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

	September 30,	December 31,
	2007	2006

Candles	$1,110	$1,167

Total	$1,110	$1,167

MAJOR SUPPLIER

During the nine months ended September 30, 2007 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.

MAJOR CUSTOMER

During the nine months ended September 30, 2007, one customer accounted for 67% of the Company’s revenues.  The Company had revenues of $ 12,581 from Kim’s County Classics.  The total revenues for September 30, 2007 were $ 18,649.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOSS PER SHARE

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding for the three and nine months ended September 30, 2007 and December 30, 2006

FINANCIAL INSTRUMENTS

The Company’s financial assets and liabilities consist of cash, inventory, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

RECLASSIFICATION

Certain reclassifications have been made in the 2006 financial statements to conform to the September 30, 2007 presentation.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION

Effective June 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2006, and 2005. In addition, no compensation expense is required to be recognized under provisions of SFAS No. 123 (R) with respect to employees.

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.”SFAS 159 is effective for the Company as of the beginning of fiscal year 2008.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

	2006	2005
Net Operating Losses	$2,567	$319
Valuation Allowance	(2,567)	(319)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:
	2006	2005
Provision (Benefit) at US Statutory Rate	$2,248	$62
Increase (Decrease) in Valuation Allowance	(2,248)	(62)
	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 3 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits for the nine months ended September 30, 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2003. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2003 – Present

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of September 30, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2007, Joseph C. Passalaqua, a shareholder, has loaned the Company   $9,050.  These loans are payable on demand and carry a simple interest rate of 10% per annum. As of September 30, 2007, $143 of interest is due on these notes.

During 2003, the Company issued 400,000 shares to David F. Stever, President of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to Samantha Ford, Secretary of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to John J. Connolly, Director of the Company, for services rendered.

NOTE 7- COMMON STOCK TRANSACTIONS

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

On July 31, 2003, the Company issued 1,200,000 shares to the Directors of the Company for services rendered. Shares were issued for $.001 per share

On February 26, 2004, the Company issued 100,000 shares of common stock for cash.  Shares were issued for $.01 per share

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7- COMMON STOCK TRANSACTIONS (Continued)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-QSB could have a material adverse effect on our business, operating results and financial condition.

BASIS OF PRESENTATION

The unaudited financial statements of A.G. Volney Center, Inc., a Delaware corporation (“AG”, “A.G. Volney”, “the Company”, “our”, or “we”), should be read in conjunction with the notes thereto. In the opinion of management, the unaudited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation.  Interim results are not necessarily indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with U.S. generally accepted accounting principals, which require that management make estimates and assumptions that affect reported amounts.  Actual results could differ from these estimates.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

DESCRIPTION OF BUSINESS

A.G. Volney Center is a development state company which was incorporated under the laws of the state of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc. The intent was to operate vending machines that would sell lottery tickets. On April 7, 1997, the board of directors decided to change the name of the company to A.G. Volney Center, Inc. and restate the par value of the Company’s shares of common stock at per share to $0.001 per share. On the same date, in a stockholders’ meeting (the “Stockholders Meeting”), the proposed changes of the Company’s name and common stock’s par value were approved, but the amendment the Company’s Certificate of Incorporation effecting such changes was never filed with the Secretary of State of the State of Delaware. On December 31, 1997, the Company’s Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Company’s Articles of Incorporation in Delaware. On July 29, 2003, the Company filed an amendment of the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware effecting a change of Company’s name Lottlink Technologies, Inc. to A.G. Volney Center, Inc. as approved in the stockholders’ Meeting.

A. G. Volney Center was reinstated in the State of Delaware to develop relationships with companies which purchase factory overruns from manufacturers and distressed merchandise from retailers at discounts. As a result, it is hoped that these companies can offer us new high quality products in quantity whereby the costs to us is substantially discounted (generally around 30% of the standard wholesale cost for the same product). It is anticipated that we will primarily sell to retailers; however, we also intend to engage in retail sales on a limited basis.

We have purchased factory overrun and bulk merchandise and continued to make sales. Our primary business objective is to satisfy and fulfill the demand of retailers for high quality merchandise at below wholesale costs. We intend to purchase new, high quality items in quantity whereby we can sell these items immediately to retailers for an amount which includes a profit to us. We believe we can maximize net profits by minimizing fixed overhead such as salary and employee benefits.

We anticipate selling nationwide, but our initial focus will be in New York, Pennsylvania, Connecticut and Vermont.

We are currently looking to find a suitable merger candidate and alternative financing.  Although we have had discussions with various third parties, no firm commitments have been obtained to date.  See “Liquidity and Capital Resources.”

On October 19, 2006, we filed a Registration Statement on Form 10SB (File No.: 0-52269), or the Registration Statement, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective by operation of law on December 18, 2006, or the Effective Date, and we are in the process of amending the Registration Statement to answer the SEC’s comments regarding the Registration Statement.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2006, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $27,000 from our inception on March 6, 1997 to September 30, 2007.  At September 30, 2007, we had $2,184 cash on hand and an accumulated deficit of $37,404. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash Flow

At September 30, 2007, we had $2,184 cash on hand and an accumulated deficit of $37,404.Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua , our Chief Executive Officer and principal stockholder. The Company has generated $10,000 from the sale of common stock. As of September 30, 2007, we have a note payable to Joseph C. Passalaqua in the amount $9,050.  This note bears a simple interest rate of 10% per annum and is payable upon demand. As of September 30, 2007, the accrued interest on this note was $143.

To date, we have had minimal revenues; and we require additional financing in order to finance our business activities on an ongoing basis.  Our future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. We are actively pursuing alternative financing and have had discussions with various third parties, although no firm commitments have been obtained to date.  In the interim, shareholders of the Company have committed to meet our minimal operating expenses.  We believe that actions presently being taken to revise our operating and financial requirements provide them with the opportunity to continue as a “going concern,” although no assurances can be given.

Costs Related To Our Operation

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Revenues

Our total revenue increased by $6,272, or approximately 7,557%, from $83  in the three months ended September 30, 2006 to $6,355 in the three months ended September 30, 2007. This increase was attributable to the sale of merchandise held in inventory.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

Costs of Sales

Our overall cost of sales increased by $5,226, or approximately 7,574%, from $69 in the three months ended September 30, 2006 to $5,295 in the three months ended September 30, 2007.  This increase in cost of sales was a direct effect of the sales of goods held in inventory.

Operation and Administrative Expenses

Operating and administrative expenses increased by $337, or approximately 77%, from $438 in the three months ended September 30, 2006 to $775 in the three months ended September 30, 2007. Operating and administrative expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $161, or approximately 1,073%, from $15 in the three months ended September 30, 2006 to $176 in the three months ended September 30, 2007. This increase is primarily due to increased sales. Professional fees increased by $176, or approximately 42%, from $423 in the three months ended September 30, 2006 to $599 in the three years ended September 30, 2007. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the expense in 2007 was due to an increase in accounting services.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Revenues

Our total revenue increased by $18,093, or approximately 3,254%, from $556 in the nine months ended September 30, 2006 to $18,649 in the nine months ended September 30, 2007. This increase was attributable to the sale of merchandise held in inventory.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

Costs Of Sales

Our overall cost of sales increased by $15,142, or approximately 3,833%, from $395 in the nine months ended September 30, 2006 to $15,537 in the nine months ended September 30, 2007.  This increase in cost of sales was a direct effect of the sales of goods held in inventory.

Operation And Administrative Expenses

Operating expenses increased by $7,249 or approximately 303%, from $2,392 in the nine months ended September 30, 2006 to $9,641 in the nine months ended September 30, 2007. Operating and administrative expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $189, or approximately 55%, from $344 in the nine months ended September 30, 2006 to $533 in the nine months ended September 30, 2007. This increase is primarily due to increased sales. Professional fees increased by $6,605 from 2006. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense increased by $189 when compared to the same period ending September 30, 2006.  The bulk of the expense in 2007 was due to an increase in accounting services.

COMMON STOCK

Our board of directors is authorized to issue 25,000,000 shares of common stock, with a par value of $0.001. There are an aggregate of 14,300,000 shares of Common Stock issued and outstanding, which are held by 16 stockholders as of the date of this Quarterly Report. . All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

Our Certificate of Incorporation does not provide for the issuance of preferred stock.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.  Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) as of the end of the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Changes in Internal Controls over Financial Reporting

There are been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits required by Item 601 of Regulation S-B are attached.

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	Certificate of Renewal and Revival of Certificate of Incorporation*
3.2	Certificate of Amendment of Certificate of Incorporation*
3.3	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously Submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. VOLNEY, INC.

Date: November 2, 2007	/s/ David F. Stever
Name: David F. Stever Title: President (Principal Executive Officer and Principal Financial Officer)