Form 10KSB
period 2007-12-31
A.G. Volney Center, Inc
filed 2008-03-28
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2007

OR

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 0-52269

A.G. VOLNEY CENTER, INC.
(Name of small business issuer in its charter)

Delaware	13-4260316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 LINCOLN AVENUE SOUTH
LIVERPOOL, NY	13088
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (315) 703-9012

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act:                                                                                                None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for most recent fiscal year: $33,793.00.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

There is currently no trading market for the Company’s common stock. As of December 31, 2007, there were 1,100,000 shares of common stock held by non-affiliates, par value of $.001

State the number shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of  December 31, 2007, there were 14,300,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are deemed to be “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of A.G. Volney Center, Inc., a Delaware corporation (the “Company”), to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

History

A.G. Volney Center, Inc. is a development stage company which was incorporated under the laws of the state of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc. Lottlink Technologies’ original business plan was to operate vending machines that would sell lottery tickets. On April 7, 1997, the board of directors decided to change the name of the company to A.G. Volney Center, Inc. and restate the par value of the Company’s shares of common stock to $0.001 per share. On the same date, in a stockholders’ meeting (the “Stockholders Meeting”), the proposed changes of the Company’s name and common stock’s par value were approved, but the amendment the Company’s Certificate of Incorporation effecting such changes was never filed with the Secretary of State of the State of Delaware. On December 31, 1997, the Company’s Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Company’s Articles of Incorporation in Delaware. On July 29, 2003, the Company filed an amendment of the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware effecting a change of Company’s name Lottlink Technologies, Inc. to A.G. Volney Center, Inc.

On October 19, 2006, we filed a Registration Statement on Form 10SB (File No.: 0-52269), or the Registration Statement, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective by operation of law on December 18, 2006, or the Effective Date. Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

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

Our Principal Products and Services

Our primary business objective is to satisfy and fulfill the demand of retailers for high quality merchandise at below wholesale costs. Our business plan is to develop relationships with companies which purchase factory overruns from manufacturers and distressed merchandise from retailers at discounts. As a result, it is hoped that these companies can offer us new high quality products in quantity whereby the costs to us is substantially discounted (generally around 30% of the standard wholesale cost for the same product). It is anticipated that we will primarily sell to retailers; however, we also intend to engage in retail sales on a limited basis.

We have purchased factory overrun and bulk merchandise and continue to make sales. Our primary business objective is to satisfy and fulfill the demand of retailers for high quality merchandise at below wholesale costs. We intend to purchase new, high quality items in quantity whereby we can sell these items immediately to retailers for an amount which includes a profit to us. We believe we can maximize net profits by minimizing fixed overhead such as salary and employee benefits.

To date, we have purchased items at an aggregate purchase price of $ 31,661 and resold products (84%) for an aggregate sales price of $ 37,619. Our sales are made by selling items purchased wholesale to small business owners for retail. Although our purchases and sales have been minimal and our expenses far exceed our revenues resulting in a net loss, we have identified potential suppliers and have opened accounts with them and continually search for suppliers in New York State to save on shipping costs. To date, we have not been able to conduct these business affairs without further capital.

We are currently looking to find a suitable merger candidate and alternative financing.  Although we have had discussions with various third parties, no firm commitments have been obtained to date.

Distribution

We anticipate selling nationwide through the internet, but our initial focus will be in New York, Pennsylvania, Connecticut and Vermont area. We continually search for suppliers in New York State to save on shipping and handling costs. We have identified potential suppliers and opened accounts.

Competition

We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country. For example, the last several years have shown an increase in the use of larger online sources such as Overstock.com and Ebay.com. These increases cut into our potential customer base. Companies who have a larger sales force, more money, larger manufacturing capabilities and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage, brand identification and other resources that we do not have. Our competitors might introduce less expensive or more improved merchandise. These, as well as other factors, can negatively impact our business strategy.  The competition from larger overstock companies is a very serious threat that can result in substantially less revenue.

Milestones

We have set the following milestones to implement our business plan.

·
Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2007, the Company established two major customers; Fountain Treats and Kim’s Country Classics, that accounted for $ 33,691 of the total accumulated sales of $ 33,793 or 99% of the total accumulated sales of the Company to date.

·	Increase volume of inventory purchases and resales utilizing retained earnings from the past 12 to 24 months. The estimated date is December 2008.

To date, we have not been able to conduct these business affairs without further capital.

Our operations are conducted by David F. Stever, our President, Chief Executive Officer, and Chief Financial Officer and Director, and Samantha M. Ford, our Secretary, Treasurer and Director. Currently, and for the near future, Mr. Stever deposits all payments in our bank account from which he draws upon to make purchases of inventory. He has also set up accounts with manufacturers and resellers for purchases.  Mr. Stever also prepares advertising material and solicits sales by personally contacting potential buyers and interacting with potential customers online. Mr. Stever is aided in his efforts by Ms. Samantha M. Ford on a part-time basis.

We do not anticipate hiring any additional personnel or consultants unless and until further capital is raised.

Summary Financial Information

The table below summarizes our audited balance sheet at December 31, 2007 compared to 2006 and statement of operations for the fiscal year ended December 31, 2007 compared to 2006.

	At December 31,
	2007 (Audited) ($)	2006 (Audited) ($)
Balance Sheet:
Cash	$939	$3,825
Total Assets	$17,135	$4,992
Total Liabilities	$68,059	$12,104
Total Stockholders’ Equity (Deficit)	$(50,924)	$(7,112)

	For the Fiscal Year Ended December 31,
	2007 (Audited)	2006 (Audited)
Statement of Operations:
Revenue	$33,793	$3,826
Net Loss	$(43,417)	$(14,723)
Net Loss Per Share of Common Stock	--	---

Employees

As of December 31, 2007, the Company had no full-time employees.  Mr. Stever and Ms. Ford work for the Company on a part-time and as needed basis.

Available Information

We are subject to the information reporting requirements of the Exchange Act, and accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically.  The address of the website is http://www.sec.gov.

Item 2. Description of Property.

At the present time, we have no property. Our operations are conducted from our President’s personal residence located at 124 Lincoln St. South Liverpool, NY 13088. We do not pay rent for the use of these facilities.

Item 3. Legal Proceedings.

We are not a party to any litigation and to our knowledge none is threatened or pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

There is not currently an active trading market for our common stock. We intend to request that a broker-dealer / market maker submit an application to make a market for our common stock on the OTC Bulletin Board. We are authorized to issue an aggregate of 25,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2007, there were an aggregate of 14,300,000 shares of Common Stock issued and outstanding, which are held by 16 stockholders. All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

Dividend Policy

We have never declared or paid dividends on our common stock. We currently intend to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on common stock in the foreseeable future. Any future dividends will be at the discretion of the board of directors, after taking into account various factors, including among others, operations, current and anticipated cash needs and expansion plans, the income tax laws then in effect, the requirements of Delaware law, and any restrictions that may be imposed by our future credit arrangements.

Preferred Stock

Our Certificate of Incorporation does not authorize the issuance of any Preferred Stock..

Transfer Agent

Our transfer agent is Olde Monmouth Stock Transfer Co., Inc.

200 Memorial Parkway
Atlantic Highlands, N.J.  07716
Phone: 732-872-2727
Fax: 732-872-2728
John Anthony Troster, President

Recent Sales of Unregistered Securities

Since inception, we have issued the following unregistered securities:

On March 18, 1997, Joseph C. Passalaqua a resident of New York, was issued 6,000,000 shares; Carl Worboys a resident of New York was issued 6,000,000 shares; Inna Sheveleva as resident of New York was issued 25,000 shares; Joseph J. Passalaqua, a resident of New York, was issued 25,000 shares; Thomas Francis Cannon, a resident of New York was issued 20,000 shares; Walter Bowler, a resident of New York, was issued 15,000 shares; and Thomas Paul Cannon, a resident of New York was issued 15,000 shares. The 12,100,000 shares of common stock were issued at $0.10 per share and were all issued in private placement.

On July 31, 2003 David F. Stever, Samantha M. Ford and John J. Connelly were each issued 400,000 shares of common stock respectively at a deemed price of $0.001 per share in consideration for their services in organizing and managing our initial corporate effort and for acting as officers and directors all in private placement.

During 2004, 100,000 shares of common stock were issued to Craig Burton on February 26, 2004; 500,000 shares of common stock at a deemed price of $0.01 per share were issued to Olde Monmouth Stock Transfer Co., operating in New Jersey, on March 2, 2004; and 100,000 shares at a deemed price of $0.01 per share were issued to Florine Basile Jr.,on March 12, 2004 all in private placement.

During 2005, 100,000 shares of common stock at a deemed price of $0.01 per share were issued to Donald and Laura Willis on October 23, 2005; 100,000 shares of common stock at a deemed price of $.01 per share were issued to Robert and Colleen Penfield on October 31, 2005 all in private placement.

On February 14, 2006, 100,000 shares of common stock were issued to Damion Glushko. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, due to the fact that it did not involve a public offering.

All of the above-referenced securities issued by the Company are deemed "restricted securities" within the meaning of that term as defined in the Rule 144 of the Securities Act and were issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act and Rule 701 of Regulation S-B due to the fact that they did not involve a public offering of securities. Investors who purchased securities had access to information on the Company necessary to make an informed investment decision and represented that were able to bear the economic risk of their investment and were aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger to assure that these securities will not be transferred absent registration or the availability of an exemption from registration.

Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising.

All purchasers represented in writing that they acquired the securities for their own accounts and not with the view to, or for resale in connection with any distribution. A legend was placed on each of the stock certificates issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has no shares authorized for any equity compensation plans at this time.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Basis of Presentation

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2007 and 2006 of A.G. Volney Center, Inc.,, a Delaware corporation  (“A.G. Volney,” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

We prepare our financial statements in accordance with generally accepted accounting principles (GAAP), which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from these estimates.

Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

We have had only limited operations since our renewal in July 2003. We have limited assets of $4,992 as of December 31, 2006 and $17,135 as of December 31, 2007.  In 2006 a majority of the assets were in the form of cash from shareholder stock purchases, and in 2007 a majority of the assets were in the form of accounts receivable from customers that purchased merchandise.

Going Concern Qualification

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $74,000 from our inception on March 6, 1997 to December 31, 2007.  At December 31, 2007, we had $939 cash on hand, $15,112 in accounts receivable and an accumulated deficit of $74,224. See “Liquidity and Capital Resources.”

We May Have to Discontinue Operations

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2006 through 2007, and the losses are projected to continue in 2008. Our net losses were $14,983 and $43,812 through fiscal years ended 2006 and 2007, respectively. We have a cumulative net loss from March 6, 1997 (Date of Inception) to December 31, 2007 of $74,224. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

Costs Related to Our Operation

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006

Revenues

Our total revenue increased by $29,967 or approximately 783%. Total revenue for the year ended December 31, 2007 was $33,793, compared to $3,826 in the year ended December 31, 2006. This increase was attributable to the sale of merchandise held in inventory. The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

Costs Of Sales

Our overall cost of sales increased by $25,773 or approximately 826%. Total cost of sales for the year ended December 31, 2007 was $28,891 compared to $3,118 in the year ended December 31, 2006. This increase in cost of sales was a direct effect of the sales of goods held in inventory.  There was a higher demand from our customers for our products which lead to the Company purchasing a greater amount of inventory over the previous period. In addition to the cost of an increase in products purchased, there was also an elevated delivery cost from the venders.

Operation and Administrative Expenses

Operating Expenses increased by $32,461 or approximately 210%, from $15,425 in the year ended December 31, 2006 to $47,886 in the year ended December 31, 2007. This increase was primarily due to Professional Fees that included Accounting and Legal Fees. Professional fees increased by $32,235 over 2006. These are fees we pay accountants and attorney throughout the year for performing various tasks. Outside service expense increased by $16 and Organizational Costs increased by $280. General and Administrative expenses, made up primarily of Office expense and Postage and Delivery expense, decreased by $70 over 2006. The bulk of the expense in 2007 was used for legal and accounting services.

Liquidity and Capital Resources

Our primary sources of liquidity have been cash from the sale of common stock and borrowing from a shareholder. The company has generated $10,000 from the sale of common stock. As of December 31, 2007, we have a note payable to Joseph C. Passalaqua, shareholder, in the amount $14,450. This notes bear interest at a rate of 10% per annum and is payable upon demand. As of December 31, 2007. the accrued interest owed on this note was $449.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies & Estimates

Recent Accounting Standards

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financials Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SPAS No. 141 “Business Combinations”. SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interest, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring cost be expensed as incurred rather than capitalized a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders’ deficit. The Company would also be required to present any net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

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

RISKS ASSOCIATED WITH OUR BUSINESS

In addition to the other information in this report, the following risks should be considered carefully in evaluating our business and prospects:

WE HAVE A LIMITED OPERATING HISTORY WHICH MAY NOT BE AN INDICATOR OF OUR FUTURE RESULTS.

As a result of our limited operating history, our plan for rapid growth, and the increasingly competitive nature of the markets in which we operate, the historical financial data is of limited value in evaluating our future revenue and operating expenses. Our planned expense levels will be based in part on expectations concerning future revenue, which is difficult to forecast accurately based on current plans of expansion and growth. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, general and administrative expenses may increase significantly as we expand operations. To the extent that these expenses precede, or are not rapidly followed by, a corresponding increase in revenue, our business, operating results, and financial condition will suffer.

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 through 2007, and the losses are projected to continue in 2008. Our net losses were $14,983 and $43,812 for fiscal years ended 2006, 2007, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

OUR OFFICERS AND DIRECTORS HAVE LIMITED TIME TO DEVOTE AND LACK SALES EXPERIENCE

Our current officers and directors have experience in retail but not wholesale sales and have limited time to devote. For example, Ms. Ford will only be able to devote 40% of her time to the business and Mr. Connelly will only be able to devote 10% of his time to the business.

Samantha M. Ford, an officer and director, has approximately two years experience in sales as an associate in a major retail chain and two years experience as an assistant manager at a Thrift Store. However, her experience is limited, and she has no experience in discount or overrun merchandise.

John J. Connelly is a real estate developer in Bradington, Florida and will not be employed full time by the Company.

The amount of time officers and directors devote to our business may be limited:

Officer/Director	Percent (%) of time to be dedicated to Company
David F. Stever (Pres., CEO, CFO and Director)	100%
Samantha M. Ford (Secretary, Treasurer and Director)	40%
John J. Connelly (Director)	10%

Until we sustain operations and achieve profitability, we will be unable to retain the full time services of these individuals or pay either one of them monetary compensation for their services The loss of either of them would have a material adverse effect on our business operations.

WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

We will be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, and develop new or enhanced products. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing.

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

OUR STOCK PRICE MAY BE VOLATILE.

There is currently no trading market for our securities, and there is a chance that a trading market may never develop. However, in the event that we do develop a trading market for our common stock, the market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results;

•	Changes in financial estimates of our revenues and operating results by securities analysts;

•	Announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of our common stock;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•	Commencement of or involvement in litigation.

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

WE LACK OPERATING HISTORY

We have no operating history so it will be difficult for you to evaluate an investment in our common stock.

We were formed in 1997 as a vending machine business under the name of Lottlink Technologies, Inc. but did not commence business at that time. Our business activities have been limited to amending the Articles of the Corporation on July 29, 2003 to amend the corporate name to A.G. Volney Center, Inc., and contacting companies that acquire and warehouse inventory from factory overruns and retailers with overstocks in New York, Pennsylvania, Vermont and Ohio. There is no assurance that we will be successful in acquiring factory overruns or overstock merchandise for sale at discount prices.

We do not have an established source of revenue sufficient to cover our operating costs to allow us to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully compete, operate profitably and/or raise additional capital through other means.

CURRENTLY THERE IS NO MARKET FOR OUR COMMON STOCK.

Currently, there is no market for our common stock. We intend to request that a broker-dealer / market maker submit an application to make a market for the Company's shares on the OTC Bulletin Board. However, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

Item 7. Financial Statements.

The Company’s audited financial statements for the years ended December 31, 2007 and 2006 and the notes thereto are immediately preceding the signature page of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T). Controls and Procedures

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are sufficient. This is based on the fact that we have only two employees, the close involvement of management in day-to-day operations, and the relative non-complexity of our operations and related financial reporting. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs, such as Internal Control – Integrated Framework, to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Robinson, Hill & Company, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Robinson, Hill & Company expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of our current directors, executive officers and key consultants as well as the principal offices and positions held by each person. We are managed by our Board of Directors. Currently, the Board has three members. Our executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.

Name	Age	Position	Director Since
David F. Stever	64	President, Chief Executive Officer, Chief Financial Officer and Director	July 2003
Samantha M. Ford	26	Secretary, Treasurer and Director	July 2003
John J. Connelly	61	Director	July 2003

The following biographies describe the business experience of our directors, executive officers, managers and key consultants.

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

Samantha M. Ford, an officer and director, has approximately two years experience as an associate in a major retail chain and two years experience as an assistant manager at a Thrift Store. Ms. Ford is a high school graduate who worked as a sales associate in retail chains while still in high school. She also has bookkeeping and sales experience in the retail trade business. She also received experience as a cashier for Sam's Club. From the spring of 1999 through the fall of 2001, she was Secretary for Sigma Alpha Chi sorority while attending college full-time and holding a part-time job on campus. In 2002, she moved back to Syracuse, New York and was hired as the assistant manager of the Salvation Army Thrift Store. Subsequently, Ms. Ford worked for AAA of Western and Central NY as an Emergency Roadside Assistance Representative. She started a family and was a stay at home mother from February 2003 through October of 2005. She then re-entered the workforce and is Secretary of A.G. Volney Center, Inc.  Ms. Ford currently also works part-time for a medical transportation company.

John J. Connelly, a director, is a graduate of Boston College and has been active in the music industry and publishing business. He currently manages, develops and rehabilitates housing units in Bradington, Florida and will not be employed full time by the Company. Mr. Connelly is a non-practicing attorney who currently manages his own real estate interests in Bradenton and Fort Lauderdale, Florida. Prior to real estate management, he acted as a co-manager for the band "Boston" and other entertainment groups in the state of Massachusetts. He later managed an entertainment club and managed a weekly publication in Syracuse, New York.

The Board of Directors has determined that A.G. Volney does not have a financial expert on its audit committee due to the small size and scope of the issuer's current status. The management experience of Mr. Stever and Mr. Connelly required the exercise of fiscal management in which degree will be required to manage A.G. Volney Center, Inc. in its growth over the next two years.

Directors are elected annually or until their respective successors are elected and qualify

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  From the effective date our Registration Statement on Form 10-SB (File No.: 0-52269) on December 18, 2006 through December 31, 2007, our executive officer and directors: David F. Stever (CEO, President and CFO), Samantha M. Ford (Secretary and Treasurer) and John J. Connelly and the stockholders listed in Item 11 who own beneficially own more than 10% of our common stock have not filed Forms 3, 4 or 5 with the Securities and Exchange Commission.  Such persons are anticipated to file such forms in the future.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 10. Executive Compensation.

During the last two fiscal years ended December 31, 2006 and 2007, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

Indemnity

The Articles of Incorporation provide for indemnification to the full extent permitted by the laws of the State of Delaware for each person who becomes a party to any civil or criminal action or proceeding by reason of the fact that he, or his testator, or intestate, is or was a director or officer of the corporation or served any other corporation of any type or kind, domestic or foreign in any capacity at the request of the corporation.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Securities Act and is, therefore, unenforceable.

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2007, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the date of this Annual Report with respect to the beneficial ownership of the Company’s common stock by (i) each person known by the issuer to be the beneficial owner of more than 5% of the outstanding common stock which is the only class of stock of the issuer, (ii) each director of the Company’s board of directors, (iii) each “named executive officer” as defined in Item 402(a)(2) of Regulation S-B promulgated under the Securities Act and (iv) the directors and executive officers of the issuer, as a group, without naming them.

Name and Address	Shares Held	Percentage(1)
David F. Stever 124 Lincoln Ave. S. Liverpool. NY 13088	400,000	2.80%

Samantha M. Ford 410 Balsam Street Liverpool, NY 13088	400,000	2.80%

John J. Connelly 136 NE 19th Court Ft. Lauderdale, FL 33305	400,000	2.80%

Carl E. Worboys 118 Chatham Rd. Syracuse, NY 13203	6,000,000	41.96%

Joseph C. Passalaqua 106 Glenwood Dr. S. Liverpool, NY 13090	6,000,000	41.96%

All Directors and Executive Officers as a Group (without naming them) (3 persons)	1,200,000	8.39%

(1) Based on 14,300,000 shares of common stock issued and outstanding as of December 31, 2007.

None of the persons listed above have the right to acquire beneficial ownership within sixty days.

Item 12. Certain Relationships and Related Transactions, and Director Independence

No transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest

Item 13. Exhibits and Reports on Form 8-K

(a)           The following exhibits required by Item 601 of Regulation S-B are filed with this Annual Report.

Exhibit Number                 Description

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

*Filed as an exhibit with the Company’s Registration Statement on Form 10-SB filed with the Commission on October 19, 2006 and incorporated by reference herein.

(b)           Reports on Form 8-K.                                           None

Item 14.  Principal Accountant Fees and Services

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2007	FISCAL 2006
Audit Fees (1)	$8,025	$11,683
Tax Fees (2)	$175	$317
Other Fees	None	None

 (1) Comprised of the audit of the Company's annual financial statements and reviews of the Company's quarterly financial statements, as well as consents related to and reviews of other documents filed with the Securities and Exchange Commission.

(2) Comprised of preparation of all federal and state corporate income tax returns for the Company and its subsidiaries. Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company's independent accountants must now be approved in advance by the Audit Committee to assure that such services do not impair the accountants' independence from the Company. The Company does not have an Audit Committee, therefore, the Board of Directors reviews and approves audit and permissible non-audit services performed by Robinson, Hill & Company, as well as the fees charged by Robinson, Hill & Company for such services.

A.G. Volney Center, Inc.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REPORT

December 31, 2007

CONTENTS

Page

Report of Independent Registered Public Accountants	F-1

Balance Sheets
December 31, 2007 and
December 31, 2006	F-3

Statements of Operations
For the year ended December 31, 2007 and
For the year ended December 31, 2006 and
For the cumulative period from March 6, 1997 (inception) to December 31, 2007	F-4

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2007	F-5

Statements of Cash Flows
For the year ended December 31, 2007 and
For the year ended December 31, 2006 and
For the cumulative period from March 6, 1997 (inception) to December 31, 2007	F-6

Notes to Financial Statements	F-7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

A.G. Volney Center, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of A.G. Volney Center, Inc (a development stage company) as of December 31, 2007, and 2006, and the related statements of operations, and cash flows for the years ended December 31, 2007, and 2006, and the cumulative since March 6, 1997 (inception) to December 31, 2007, and the statement of stockholder’s equity since March 6, 1997 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.G. Volney Center, Inc (a development stage company) as of December 31, 2007, and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, and 2006 and the cumulative since March 6, 1997 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $74,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  \s\ Robison, Hill & Co.
                                                                       Certified Public Accountants
Salt Lake City, Utah
February 18, 2008

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	For the Year Ended
	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$939	$3,825
Accounts Receivable	15,112	-
Inventory (at lower of FIFO cost or market)	1,084	1,167

Total Current Assets	$17,135	$4,992

LIABILITIES & EQUITY
Current Liabilites:
Accounts Payable	$53,114	$12,000
Sales Tax Payable	46	38
Shareholder Loan	14,450	50
Interest Payable	449	16

Total Current Liabilities	68,059	12,104

Total Liabilities	68,059	12,104

Stockholder's Equity
Common Stock- $.001 par value; 25,000,000
shares authorized; 14,300,000 shares outstanding
as of December 31, 2007 and
December 31, 2006 respectively	14,300	14,300
Additional Paid-In Capital	9,000	9,000
Deficit Accumulated During the Development Stage	(74,224)	(30,412)

Total Stockholder's Equity	(50,924)	(7,112)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$17,135	$4,992
The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
	For the Year		Since
	Ended		March 6,
	December 31,		1997
	2007	2006	(Inception)
Revenues:
Sales Revenue	$33,793	$3,826	$37,619
Less: Cost of Goods Sold	(28,891)	(3,118)	(32,009)
Gross Profit	4,902	708	5,610

Expenses:
General and Administrative	528	598	1,434
Accounting Fees	11,702	14,467	27,669
Legal Fees	35,000	-	35,000
Organizational Costs	280	-	13,580
Outside Services	376	360	1,034
Total Expenses	47,886	15,425	78,717

Operating Income (loss)	(42,984)	(14,717)	(73,107)

Other (Income) Expense
Interest, Net	(433)	(6)	(149)

Net Loss Before Taxes	(43,417)	(14,723)	(73,256)

Franchise Tax	(395)	(260)	(968)

Net Income (Loss)	$(43,812)	$(14,983)	$(74,224)

Basic & Diluted Loss per Share	$-	$-

Weighted Average Shares
Outstanding	14,300,000	14,287,950

The accompanying notes are an integral part of these financial statements

A. G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				Since	Total
				March 6,	Stockholders'
	Common Stock		Paid in	1997	Equity
	Shares	Par Value	Capital	(Inception)	Deficiency
Balance at March 6, 1997 (Inception)	1,210	$12,100	$-	$-	12,100

Net Loss	-	-	-	(12,100)	(12,100)

Balance at December 31, 1997	1,210	12,100	-	(12,100)	-

Balance at December 31, 2002
as originally reported	1,210	12,100	-	(12,100)	-

July 29, 2003 10,000:1 Forward Stock Split	12,098,790	-	-	-	-

Restated Balance at December 31, 2002	12,100,000	-	-	-	-

Stock issued for Services July 31, 2003	1,200,000	1,200	-	-	1,200

Net Loss	-	-	-	(1,200)	(1,200)

Balance at December 31, 2003	13,300,000	13,300	-	(13,300)	-

Stock issued for Cash, February 26, 2004	100,000	100	900	-	1,000

Stock issued for Cash, March 02, 2004	500,000	500	4,500	-	5,000

Stock issued for Cash, March 12, 2004	100,000	100	900	-	1,000

Net Loss	-	-	-	(1,717)	(1,717)

Balance at December 31, 2004	14,000,000	14,000	6,300	(15,017)	5,283

Stock issued for Cash, October 23, 2005	100,000	100	900	-	1,000

Stock issued for Cash, October 31, 2005	100,000	100	900	-	1,000

Net Loss	-	-	-	(412)	(412)

Balance at December 31, 2005	14,200,000	14,200	8,100	(15,429)	6,871

Stock issued for Cash, February 13, 2006	100,000	100	900	-	1,000

Net Loss	-	-	-	(14,983)	(14,983)

Balance at December 31, 2006	14,300,000	14,300	9,000	(30,412)	(7,112)

Net Loss	-	-	-	(43,812)	(43,812)

Balance at December 31, 2007	14,300,000	$14,300	$9,000	$(74,224)	$(50,924)

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			Since
	For the Year Ended		March 6,
	December 31,		1997
	2007	2006	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(43,812)	$(14,983)	$(74,224)
Stock Issued for Orginizational Costs	-	-	13,300
Increase (Decrease) in Accounts Receivable	(15,112)	-	(15,112)
(Increase) Decrease in Inventory	83	460	(1,084)
Increase (Decrease) in Accounts Payable	41,114	12,000	53,114
Increase (Decrease) in Sales Tax Payable	8	38	46
Increase (Decrease) in Accrued Interest	433	6	449
Net Cash Used in Operating Activities	(17,286)	(2,479)	(23,511)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	1,000	10,000
Proceeds from Shareholder Loan	14,400	-	14,450
Net Cash Provided by Financing Activities	14,400	1,000	24,450

Net (Decrease) Increase in
Cash and Cash Equivalents	(2,886)	(1,479)	939
Cash and Cash Equivalents
at Beginning of Period	3,825	5,304	-
Cash and Cash Equivalents
at End of Period	$939	$3,825	$939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise Taxes	$(395)	$(260)	$(968)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 74,000 for the period from March 6, 1997 (inception) to December 31, 2007, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

The Company’s principal executive offices are located at 124 Lincoln Ave. South Liverpool, NY  13088. Our telephone number is (315) 703-9012.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2007 and 2006, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2007 and 2006, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $939 and $3,825 as of December 31, 2007 and 2006 all of which was fully covered by federal depository insurance.

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

	December 31,
	2007	2006

Candles	$1,084	$1,167

Total	$1,084	$1,167

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2007 and 2006.  The loss of these customers would adversely impact the business of the Company.

Major Supplier

During the year ended December 31, 2007 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the year ended December 31, 2007, two customers accounted for 99% of the Company’s revenues.  The Company had revenues of $17,594 from Kim’s County Classics and $16,097 from Fountain Treats.  The total revenues for December 31, 2007 were $ 33,793.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, inventory, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the December 31, 2007 presentation

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2006, and 2005 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2007, and 2006. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2006 and 2005, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2007 and 2006.

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

In December 2007, the FASB issued No. 160, “Noncontrolling Interests in Financial Statements, an amendment of ARB No. 51" (“SFAS 160").  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

A. G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2007, the FASB issued No. 141(R),  “Business Combinations” (“SFAS 141(R)”.  SFAS 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141(R) is not permitted.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In March 2008, the FASB issued No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.  (“SFAS 161").  SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2007, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $60,924 that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2007	2006
Net Operating Losses	$9,139	$2567
Valuation Allowance	(9,139)	(2567)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2007	2006
Provision (Benefit) at US Statutory Rate	$6,572	$2,248
Increase (Decrease) in Valuation Allowance	(6,572)	(2,248)
	$-	$-

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

NOTE 4 – UNCERTAIN TAX POSITIONS

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

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2007.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - COMMITMENTS

As of December 31, 2007, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007 and 2006, Joseph C. Passalaqua, a shareholder, has loaned the Company   $14,450 and $50.  These loans are payable on demand and carry a simple interest rate of 10% per annum. As of December 31, 2007 and 2006, $ 449 and $16 of interest was due on these notes.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. VOLNEY CENTER, INC.

Date: March 27, 2008	By:	/s/ DAVID F. STEVER
David F. Stever
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal and Accounting Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name	Position
March 27, 2008	/s/ David F. Stever David F. Stever	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

March 27, 2008	/s/ Samantha F. Ford Samantha F. Ford	Secretary, Treasurer and Director

March 27, 2008	/s/ John J. Connelly John J. Connelly	Director