Form 10-Q
period 2008-03-31
A.G. Volney Center, Inc
filed 2008-05-12
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  14,300,000 shares of Common Stock, par value $0.001 per share, as of April 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

A.G. VOLNEY CENTER, INC.

INDEX TO FORM 10-Q
MARCH 31, 2008

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Balance Sheets
At March 31, 2008 (Unaudited) and December 31, 2007

Statements of Income and Retained Earnings
For the three months ended March 31, 2008 (Unaudited)and
For the three months ended March 31, 2007 (Unaudited) and
For the cumulative period from March 6, 1997 (inception) to
March 31, 2008 (Unaudited)

Statements of Cash Flows
For the three months ended March 31, 2008 (Unaudited)and
For the three months ended March 31, 2007 (Unaudited)and
For the cumulative period from March 6, 1997 (inception) to
March 31, 2008(Unaudited)

Notes to Consolidated Financial Statements

ITEM 2.	Managements Discussion and Analysis of Financial Condition and Results of Operation

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1.A	Risk Factors

ITEM 2.	Changes in Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

PART III EXHIBITS

ITEM 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I   FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS /FOOTNOTES

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March, 31	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$1,298	$939
Accounts Receivable	7,235	15,112
Inventory(at lower of FIFO cost or market)	1,052	1,084

Total Current Assets	9,585	17,135

TOTAL ASSETS	$9,585	$17,135

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$64,453	$53,114
Sales Tax Payable	49	46
Shareholder Loan	22,950	14,450
Interest Payable	977	449

Total Current Liabilities	88,429	68,059

Total Liabilities	88,429	68,059

Stockholder's Equity
Common Stock- $.001 par value; 25,000,000 shares
authorized; 14,300,000 shares outstanding as of
March 31, 2008 and December 31, 2007	14,300	14,300
Additional Paid-In Capital	9,000	9,000
Deficit Accumulated During the Development Stage	(102,144)	(74,224)

Total Stockholder's Equity	(78,844)	(50,924)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$9,585	$17,135

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			Since
	For the Three Months Ended		March 6,
	March 31,		1997
	2008	2007	(Inception)
Revenues:
Sales Revenue	$7,275	$6,010	$44,893
Less: Cost of Goods Sold	(6,208)	(5,160)	(38,411)
Gross Profit	1,067	850	6,482

Expenses:
General and Administrative	116	42	1,356
Professional Fees	27,644	1,286	90,312
Organizational Costs	540	280	14,120
Outside Services	159	376	1,193
Total Expenses	28,459	1,984	106,981

Operating Income (Loss)	(27,392)	(1,134)	(100,499)

Other (Income) Expense
Interest, Net	528	-	677

Net Loss Before Taxes	(27,920)	(1,134)	(101,176)

Franchise Tax	-	235	968

Net Income (Loss)	$(27,920)	$(1,369)	$(102,144)

Basic & Diluted Loss per Share	$-	$-

Weighted Average Shares
Outstanding	14,300,000	14,300,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			since
	For the Three Months Ended		March 6,
	March 31,		1997
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(27,920)	$(1,369)	$(102,144)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	7,877	-	(7,235)
(Increase) Decrease in Inventory	32	10	(1,052)
Increase (Decrease) in Accounts Payable	11,339	5,580	64,453
Increase (Decrease) in Sales Tax Payable	3	1	49
Increase (Decrease) in Accrued Interest	528	1	977
Net Cash Used in Operating Activities	(8,141)	4,223	(31,652)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	-	10,000
Proceeds from Shareholder Loan	8,500	-	22,950
Net Cash Provided by Financing Activities	8,500	-	32,950

Net (Decrease) Increase in
Cash and Cash Equivalents	359	4,223	1,298
Cash and Cash Equivalents
at Beginning of Period	939	3,825	-
Cash and Cash Equivalents
at End of Period	$1,298	$8,048	$1,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$(235)	$(968)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2008 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 102,000 for the period from March 6, 1997 (inception) to March 31, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the three months ended March 31, 2008 and the year ended December 31, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of the three months ended March 31, 2008 and the year ended December 31, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $1,298 and $939 as of March 31, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

	March 31,	December 31,
	2008	2007

Candles	$1,052	$1,084

Total	$1,052	$1,084

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding for the three months ended March 31, 2008 and March 31, 2007.  The loss of these customers would adversely impact the business of the Company.

Major Supplier

During the year ended December 31, 2007 and for the three months ended March 31, 2008 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the three months ended March 31, 2008, one customer accounted for 99% of the Company’s revenues.  The Company had revenues of $7,235 from Wisteria Antiques.  The total revenues as of March 31, 2008 were $7,275.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the March 31, 2008 presentation

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

NOTE 5 - COMMITMENTS

As of March 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2008 and December 31, 2007 Joseph C. Passalaqua, a shareholder, has loaned the Company $22,950 and $14,450 respectfully.  These loans are payable on demand and carry a simple interest rate of 10% per annum. As of March 31, 2008, and December 31, 2007, there was $977 and $449 of interest was due on these notes respectfully.

During 2003, the Company issued 400,000 shares to David F. Stever, President of the Company and Director, for services rendered.

During 2003, the Company issued 400,000 shares to Samantha Ford, Secretary of the Company and Director, for services rendered.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements that involve risks and uncertainties. You can identify these statements by the use of forward-looking words such as "may," "will," "expect," "anticipate," "estimate," "continue," or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or financial condition or state other "forward-looking" information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are unable to accurately predict or control. Those events as well as any cautionary language in this registration statement provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in this Form 10-Q could have a material adverse effect on our business, operating results and financial condition.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $102,000 from our inception on March 6, 1997 to March 31, 2008.  At March 31, 2008, we had $ 1,298 cash on hand and an accumulated deficit of $102,144. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash Flow
At March 31, 2008, we had $1,298 cash on hand and an accumulated deficit of $102,144.Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua , our Chief Executive Officer and principal stockholder. The Company has generated $10,000 from the sale of common stock. As of March 31, 2008, we have a note payable to Joseph C. Passalaqua in the amount $22,950.  This note bears a simple interest rate of 10% per annum and is payable upon demand. As of March 31, 2008, the accrued interest on this note was $977.

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

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total revenue increased by $1,265, or approximately 21%, from $6,010 in the three months ended March 31, 2007 to $7,275 in the three months ended March 31, 2008. This increase was attributable to the sale of merchandise held in inventory.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales increased by $1,048, or approximately 20%, from $5,160 in the three months ended March 31, 2007 to $6,208 in the three months ended March 31, 2008. This increase in cost of sales was a direct effect of the sales of goods held in inventory.  There was a higher demand from our customers for our products which lead to the Company purchasing a greater amount of inventory over the previous period. In addition to the cost of an increase in products purchased, there was also an elevated delivery cost from the venders.

OPERATION AND ADMINISTATIVE EXPENSES

Operating and administrative expenses increased by $26,475, or approximately 1,334%, from $1,984 in the three months ended March 31, 2007 to $28,459 in the three months ended March 31, 2008. Operating and administrative expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $74, or approximately 176%, from $42 in the three months ended March 31, 2007 to $116 in the three months ended March 31, 2008. This increase is primarily due to increased sales. Professional fees increased by $26,358 or approximately 2,050%, from $1,286 in the three months ended March 31, 2007 to $27,644 in the three months ended March 31, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense in the first quarter of 2008 was due to an increase in legal fees and accounting services.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that develop new technology, as well as the many smaller companies throughout the country.

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
We do not anticipate hiring any additional personnel or consultants unless and until further capital is raised .

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 1A.  RISK FACTORS

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
THREATEN OUR FUTURE GROWTH.

If we make any acquisitions  we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

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

CURRENTLY THERE IS NO MARKET FOR OUR COMMON STOCK.

Currently, there is no market for our common stock. We intend to request that a broker-dealer / market maker submit an application to make a market for the Company's shares on the OTC Bulletin Board. However, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board, pink sheets or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTC Bulletin Board maybe jeopardized.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve of a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

A.G. VOLNEY, INC.

Date: May 9, 2008	/s/ David F. Stever
Name: David F. Stever
Title: President
(Principal Executive Officer and Principal Financial Officer)