Form 10-Q
period 2008-06-30
A.G. Volney Center, Inc
filed 2008-08-25
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Yes (X) No ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of August  19, 2008.

Transitional Small Business Disclosure Format (check one): Yes ( ) No (X)

A.G. VOLNEY CENTER, INC.
JUNE 30, 2008

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as June 30, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations For the three months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the six months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the cumulative period from March 6, 1997 (inception) to June 30, 2008 (Unaudited)	4
	Statements of Cash Flows For the three months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the six months ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited) For the cumulative period from March 6, 1997 (inception) to June 30, 2008 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	SIGNATURES

ITEM 1. FINANCIAL STATEMENTS /FOOTNOTES

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$66	$939
Accounts Receivable	5,190	15,112
Inventory (at lower of FIFO cost or market)	1,036	1,084

Total Current Assets	6,292	17,135

TOTAL ASSETS	$6,292	$17,135

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$54,137	$53,114
Sales Tax Payable	51	46
Shareholder Loan	8,400	14,450
Interest Payable	224	449

Total Current Liabilities	62,812	68,059

Total Liabilities	62,812	68,059

Stockholder's Equity
Common Stock- $.001 par value; 25,000,000 shares
authorized; 17,330,000 and 14,300,000 shares
outstanding as of June 30, 2008 and December 31, 2007	17,330	14,300
Additional Paid-In Capital	36,270	9,000
Deficit Accumulated During the Development Stage	(110,120)	(74,224)

Total Stockholder's Equity	(56,520)	(50,924)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,292	$17,135

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the Six Months Ended		March 6,
	June 30,		June 30,		1997
	2008	2007	2008	2007	(Inception)
Revenues:
Sales Revenue	$5,210	$6,284	$12,485	$12,294	$50,104
Less: Cost of Goods Sold	(4,476)	(5,382)	(10,685)	(10,542)	(42,888)
Gross Profit	734	902	1,800	1,752	7,216

Expenses:
General and Administrative	2,122	738	2,238	780	3,478
Accounting Fees	2,960	14,867	15,603	16,153	43,272
Legal Fees	3,000	-	18,000	-	53,000
Organizational Costs	160	-	700	280	14,280
Outside Services	-	-	159	376	1,193
Total Expenses	8,242	15,605	36,700	17,589	115,223

Operating Income (Loss)
	(7,508)	(14,703)	(34,900)	(15,837)	(108,007)
Other (Income) Expense
Interest, Net	(368)	-	(896)	-	(1,045)

Net Loss Before Taxes	(7,876)	(14,703)	(35,796)	(15,837)	(109,052)

Franchise Tax	(100)	(100)	(100)	(335)	(1,068)

Net Income (Loss)	(7,976)	(14,803)	$(35,896)	$(16,172)	$(110,120)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	16,732,222	14,300,000	15,513,736	14,300,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			since
	For the Six Months Ended		March 6,
	June 30,		1997
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(35,896)	$(16,172)	$(110,120)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	9,922	(6,264)	(5,190)
(Increase) Decrease in Inventory	48	26	(1,036)
Increase (Decrease) in Accounts Payable	1,023	20,460	54,137
Increase (Decrease) in Sales Tax Payable	5	3	51
(Increase) Decrease in Accrued Interest	(225)	2	224
Net Cash Used in Operating Activities	(25,123)	(1,945)	(48,634)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	30,300	-	40,300
Payment on Shareholder Loan	(22,950)	-	(22,950)
Proceeds from Shareholder Loan	16,900	-	31,350
Net Cash Provided by Financing Activities	24,250	-	48,700

Net (Decrease) Increase in
Cash and Cash Equivalents	(873)	(1,945)	66
Cash and Cash Equivalents
at Beginning of Period	939	3,825	-
Cash and Cash Equivalents
at End of Period	$66	$1,880	$66

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,121	$-	$1,121
Franchise and Income Taxes	$100	$335	$1,068

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2008 and the three and six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for the three and six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $110,120 for the period from March 6, 1997 (inception) to June 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the six months ended June 30, 2008 and the year ended December 31, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of the six months ended June 30, 2008 and the year ended December 31, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $66 and $939 as of June 30, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

	June 30,	December 31,
	2008	2007

Candles	$1,036	$1,084

Total	$1,036	$1,084

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding for the three and six months ended June 30, 2008 and June 30, 2007.

Major Supplier

During the year ended December 31, 2007 and for the six months ended June 30, 2008 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the six months ended June 30, 2008, two customers accounted for 99% of the Company’s revenues.  Wisteria Antiques and Fountain Treats had $7,235 and $5,190 respectively, for a total of $12,425 in sales revenues for these two customers.  The total revenues as of June 30, 2008 were $12,294.  The loss of these customers would adversely impact the business of the Company.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the June 30, 2008 presentation

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

NOTE 5 - COMMITMENTS

As of June 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2008 and December 31, 2007 Joseph C. Passalaqua, a shareholder, has loaned the Company $8,400 and $14,450 respectfully.  These loans are payable on demand and carry a simple interest rate of 18% and 10% per annum. As of June 30, 2008, 2008, and December 31, 2007, there was $224 and $449 of interest was due on these notes respectfully.

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

On April 11, 2008, the Company issued 1,030,000 shares of common stock for cash.  Shares were issued for $.01 per share.

On April 22, 2008, the Company issued 1,000,000 shares of common stock for cash.  Shares were issued for $.01 per share.

On April 23, 2008, the Company issued 500,000 shares of common stock for cash.  Shares were issued for $.01 per share.

On April 24, 2008, the Company issued 500,000 shares of common stock for cash.  Shares were issued for $.01 per share.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $110,000 from our inception on March 6, 1997 to June 30, 2008.  At June 30, 2008, we had $66 cash on hand and an accumulated deficit of $110,120. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Cash Flow

At June 30, 2008, we had $66 cash on hand and an accumulated deficit of $110,120.Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua , our Chief Executive Officer and principal stockholder. The Company has generated $40,300 from the sale of common stock. As of June 30, 2008, we have a note payable to Joseph C. Passalaqua in the amount $8,400.  This note bears a simple interest rate of 18% per annum and is payable upon demand. As of June 30, 2008, the accrued interest on this note was $224.

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

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue decreased by $1,074, or approximately 17%, from $6,284 in the three months ended June 30, 2007 to $5,210 in the three months ended June 30, 2008. This decrease was attributable to the  decrease in demand from our customers for our products during the second quarter of 2008 over the same period in 2007.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased  by $906, or approximately 17%, from $5,382 in the three months ended June 30, 2007 to $4,476 in the three months ended June 30, 2008. This decrease in cost of sales was a direct effect of a decrease in total sales during the second quarter of 2008.  This decrease in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2007.

OPERATION AND ADMINISTATIVE EXPENSES

Operating  expenses decreased  by $7,363, or approximately 47%, from $15,605 in the three months ended June 30, 2007 to $8,242 in the three months ended June 30, 2008. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $1,384, or approximately 187%, from $738 in the three months ended June 30, 2007 to $2,122 in the three months ended June 30, 2008. Professional fees decreased by $8,907 or approximately 60%, from $14,867 in the three months ended June 30, 2007 to $5,690 in the three months ended June 30, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to a decrease in accounting fees when comparing the same three month period in 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUES

Our total revenue increased by $191, or approximately 1%, from $12,294 in the six months ended June 30, 2007 to $12,485 in the six months ended June 30, 2008. This increase was attributable to the sale of merchandise held in inventory and an increase in demand from our customers during the second quarter of 2008 over the same period in 2007.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales increased by $ 143, or approximately 1%, from $10,542 in the six months ended June 30, 2007 to $10,685 in the six months ended June 30, 2008. This increase in cost of sales was a direct effect of the sales of goods held in inventory.  There was a higher demand from our customers during the second quarter of 2008 over the same period in 2007, for our products which lead to the Company purchasing a greater amount of inventory over the previous period. In addition to the cost of an increase in products purchased, there was also an elevated delivery cost from the venders.

OPERATION AND ADMINISTATIVE EXPENSES

Operating and administrative expenses increased by $ 19,111, or approximately 108%, from $17,589 in the six months ended June 30, 2007 to $36,700 in the six months ended June 30, 2008. Operating and administrative expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $1,458, or approximately 187%, from $780 in the six months ended June 30, 2007 to $2,238 in the six months ended June 30, 2008. This increase is primarily due to increased sales. Professional fees increased by $17,450 or approximately 108%, from $16,153 in the six months ended June 30, 2007 to $33,603 in the six months ended June 30, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to an increase in legal fees and accounting services when comparing the same six month period in 2007.

COMMON STOCK

Our board of directors is authorized to issue 25,000,000 shares of common stock, with a par value of $0.001. There are an aggregate of 17,330,000 shares of Common Stock issued and outstanding, which are held by 61 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

Our Certificate of Incorporation does not provide for the issuance of preferred stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies -- from companies that develop new technology, as well as the many smaller companies throughout the country.

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

   ·         Increase volume of inventory purchases and resale utilizing retained earnings from the past 12 to 24 months. The estimated date is December 2008.

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

If we make any acquisitions, we could have difficulty assimilating the operations, technologies and products acquired or integrating or retaining personnel of acquired companies. In addition, acquisitions may involve entering markets in which we have no or limited direct prior experience. The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses. .In addition, pursuing acquisition opportunities could divert our management's attention from our ongoing business operations and result in decreased operating performance.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

* that a broker or dealer approve of a person’s account for transactions in penny stocks; and

* the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

* obtain financial information and investment experience objectives of the person; and

* make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

* sets forth the basis on which the broker or dealer made the suitability determination; and

* that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During June of 2008 the following shares of common stock were purchased at $0.01 per share:

Amanda Godin residing in Liverpool, New York purchased 500,000 shares; Mary K. Evans residing in Liverpool, New York purchased 500,000 shares; Justin Lamacchia residing in Orlando Florida purchased 10,000 shares; John R. Pichotto III residing in Orlando Florida purchased 10,000 shares; Lindsay Leploski residing in Buffalo, New York purchased 10,000 shares; Rebecca McGuiness residing in Fulton, New York
500,000 shares; Gloris Goff residing in Mesa, Arizona purchased 500,000 shares; John Passalaqua residing in
Liverpool, New York purchased 500,000 shares; and Stephanie Passalaqua residing in Brewerton, New York purchased 500,000 shares.

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

A.G. VOLNEY, INC.

Date: August 25, 2008	/s/ David F. Stever _____________________________________
Name: David F. Stever Title: President (Principal Executive Officer and Principal Financial Officer)