Form 10-Q
period 2008-09-30
A.G. Volney Center, Inc
filed 2008-11-03
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of  October 29, 2008.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
SEPTEMBER 30, 2008

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as September 30, 2008 (Unaudited) and December 31, 2007	3
	Statements of Operations For the three months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2008 (Unaudited)	4
	Statements of Cash Flows For the nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2008 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$114	$939
Accounts Receivable	5,767	15,112
Inventory (at lower of FIFO cost or market)	1,000	1,084

Total Current Assets	6,881	17,135

TOTAL ASSETS	$6,881	$17,135

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$41,734	$53,114
Sales Tax Payable	55	46
Shareholder Loan	19,493	14,450
Interest Payable	873	449

Total Current Liabilities	62,155	68,059

Total Liabilities	62,155	68,059

Stockholder's Equity
Common Stock- $.001 par value; 25,000,000 shares
authorized; 17,330,000 and 14,300,000 shares
outstanding as of September 30, 2008 and December 31, 2007	17,330	14,300
Additional Paid-In Capital	36,270	9,000
Deficit Accumulated During the Development Stage	(108,874)	(74,224)

Total Stockholder's Equity	(55,274)	(50,924)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$6,881	$17,135

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Since
	For the Three Months Ended		For the NineMonths Ended		March 6,
	September 30,		September 30,		1997
	2008	2007	2008	2007	(Inception)
Revenues:
Sales Revenue	$5,811	$6,355	$18,295	$18,649	$55,914
Less: Cost of Goods Sold	(4,976)	(5,445)	(15,660)	(15,987)	(47,863)
Gross Profit	835	910	2,635	2,662	8,051

Expenses:
General and Administrative	(251)	26	1,987	83	3,227
Accounting Fees	(810)	599	14,794	8,452	42,463
Legal Fees	-		18,000	-	53,000
Organizational Costs	-	-	700	280	14,280
Outside Services	-	-	159	376	1,193
Total Expenses	(1,061)	625	35,640	9,191	114,163

Operating Income (Loss)	1,896	285	(33,005)	(6,529)	(106,112)

Other (Income) Expense
Interest, Net	(649)	(519)	(1,545)	(128)	(1,694)

Net Loss Before Taxes	1,247	(234)	(34,550)	(6,657)	(107,806)

Franchise Tax	-	-	(100)	(335)	(1,068)

Net Income (Loss)	1,247	(234)	$(34,650)	$(6,992)	$(108,874)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,300,000	14,300,000	16,125,401	14,300,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			since
	For the Nine Months Ended		March 6,
	September 30,		1997
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(34,650)	$(6,992)	$(108,874)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	9,345	(6,317)	(5,767)
(Increase) Decrease in Inventory	84	57	(1,000)
Increase (Decrease) in Accounts Payable	(11,380)	2,478	41,734
Increase (Decrease) in Sales Tax Payable	9	6	55
(Increase) Decrease in Accrued Interest	424	127	873
Net Cash Used in Operating Activities	(36,168)	(10,641)	(59,679)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	30,300		40,300
Payment on Shareholder Loan	(22,950)	-	(22,950)
Proceeds from Shareholder Loan	27,993	9,000	42,443
Net Cash Provided by Financing Activities	35,343	9,000	59,793

Net (Decrease) Increase in
Cash and Cash Equivalents	(825)	(1,641)	114
Cash and Cash Equivalents
at Beginning of Period	939	3,825	-
Cash and Cash Equivalents
at End of Period	$114	$2,184	$114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,121	$-	$1,121
Franchise and Income Taxes	$100	$335	$1,068

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2008 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $109,000 for the period from March 6, 1997 (inception) to September 30, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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

The Company’s principal executive offices are located at 124 Lincoln Ave. South Liverpool, NY  13088. Our telephone number is (315) 703-9012.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the nine months ended September 30, 2008 and the year ended December 31, 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of the nine months ended September 30, 2008 and the year ended December 31, 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $114 and $939 as of September 30, 2008 and December 31, 2007, all of which was fully covered by federal depository insurance.

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

	September 30,	December 31,
	2008	2007

Candles	$1,000	$1,084

Total	$1,000	$1,084

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding for the nine months ended September 30, 2008 and September 30, 2007.

Major Supplier

During the year ended December 31, 2007 and for the nine months ended September 30, 2008 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the nine months ended September 30, 2008, two customers accounted for 99% of the Company’s revenues.  Wisteria Antiques and Fountain Treats had $13,002 and $5,190 respectively, for a total of $18,192 in sales revenues for these two customers.  The total revenues as of September 30, 2008 were $18,295.

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

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the September 30, 2008 presentation

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

NOTE 5 - COMMITMENTS

As of September 30, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2008 and December 31, 2007 Joseph C. Passalaqua, a shareholder, has loaned the Company $19,493 and $14,450 respectfully.  These loans are payable on demand and carry a simple interest rate of 18% and 10% per annum. As of December 31, 2007, there was $224 of interest due on the notes. In 2008, a partial repayment of the shareholder loans of both principal and interest has been paid. As of September 30, 2008 there was $873 of interest due on the notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

DESCRIPTION OF BUSINESS (Continued)

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal year ending December 31, 2007, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $109,000 from our inception on March 6, 1997 to September 30, 2008.  At September 30, 2008, we had $114 cash on hand and an accumulated deficit of $108,874. See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

At September 30, 2008, we had $114 cash on hand and an accumulated deficit of $108,874.Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua, our Chief Executive Officer and principal stockholder. The Company has generated $40,300 from the sale of common stock. As of September 30, 2008, we have notes payable to Joseph C. Passalaqua in the amount $19,493.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2008, the accrued interest on these notes was $873.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $544, or approximately 9%, from $6,355 in the three months ended September 30, 2007 to $5,811 in the three months ended September 30, 2008. This decrease was attributable to the decrease in demand from our customers for our products and a decline in sales during the third quarter of 2008 over the same period in 2007.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $469, or approximately 9%, from $5,445 in the three months ended September 30, 2007 to $4,976 in the three months ended September 30, 2008. This decrease in cost of sales was a direct effect of a decrease in total sales during the third quarter of 2008.  This decline in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2007.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $1,686, or approximately 270%, from $625 in the three months ended September 30, 2007 to a negative expense and credit due to the company of $(1,061) in the three months ended September 30, 2008. This negative expense was due to a credit issued by Robison Hill, the company’s accounting firm during the quarter for previously billed accounting invoices. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $277, or approximately 1,065% from $26 in the three months ended September 30, 2007 to a credit of $(251) in the three months ended September 30, 2008. Professional fees decreased by $1,409,  or approximately 235% from $599 in the three months ended September 30, 2007 to a credit of $(810) in the three months ended September 30, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the credit issued in the current quarter for previous accounting fees, when comparing the same three month period in 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (Continued)

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Our total revenue decreased by $354, or approximately 2%, from $18,649 in the nine months ended September 30, 2007 to $18,295 in the nine months ended September 30, 2008. This decrease was attributable to the decrease in demand from our customers for our products and a decline in sales during the third quarter of 2008 over the same period in 2007.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $327, or approximately 2%, from $15,987 in the nine months ended September 30, 2007 to $15,660 in the nine months ended September 30, 2008. This decrease in cost of sales was a direct effect of a decrease in total sales during the third quarter of 2008.  This decline in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2007.

OPERATION AND ADMINISTATIVE EXPENSES

Operating and administrative expenses increased by $26,449, or approximately 288%, from $9,191 in the nine months ended September 30, 2007 to $35,640 in the nine months ended September 30, 2008. Operating and administrative expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense, travel expense and postage and delivery expenses, increased by $1,904, or approximately 2,294%, from $1,987 in the nine months ended September 30, 2007 to $83 in the nine months ended September 30, 2008. This increase is primarily due to an increase in travel expenses. Professional fees increased by $24,342, or approximately 288%, from $8,452 in the nine months ended September 30, 2007 to $32,794 in the nine months ended September 30, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to an increase in legal fees and accounting services when comparing the same nine month period in 2007.

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2007, the Company established two major customers; Fountain Treats and Kim’s Country Classics, which accounted for $ 33,691 of the total accumulated sales of $ 33,793 or 99% of the total accumulated sales of the Company to date.

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

Until we sustain operations and achieve profitability, we will be unable to retain the full time services of these individuals or pay either one of them monetary compensation for their services. The loss of either of them would have a material adverse effect on our business operations.

ITEM 1A.  RISK FACTORS (Continued)

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

ITEM 1A.  RISK FACTORS (Continued)

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

ITEM 1A.  RISK FACTORS (Continued)

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During June of 2008 the following shares of common stock were purchased at $0.01 per share:

Amanda Godin residing in Liverpool, New York purchased 500,000 shares; Mary K. Evans residing in Liverpool, New York purchased 500,000 shares; Justin Lamacchia residing in Orlando Florida purchased 10,000 shares; John R. Pichotto III residing in Orlando Florida purchased 10,000 shares; Lindsay Leploski residing in Buffalo, New York purchased 10,000 shares; Rebecca McGuiness residing in Fulton, New York, purchased 500,000 shares; Gloris Goff residing in Mesa, Arizona purchased 500,000 shares; John Passalaqua residing in Liverpool, New York purchased 500,000 shares; and Stephanie Passalaqua residing in Brewerton, New York purchased 500,000 shares.

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

A.G. VOLNEY, INC.

Date: October 30, 2008	/s/ David F. Stever _____________________________________
Name: David F. Stever Title: President (Principal Executive Officer and Principal Financial Officer)