Form 10-K
period 2008-12-31
A.G. Volney Center, Inc
filed 2009-03-30
CIK 1367777

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 0-52269
_______________________________________________

A.G. VOLNEY CENTER, INC.

(Exact name of registrant as specified in its charter)
______________________________________________

DELAWARE	13-4260316
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

124 LINCOLN AVENUE SOUTH
LIVERPOOL, NEW YORK	13088
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (315) 703-9012

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2008 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2008 17,330,000 shares of the Company's $.001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $24,728

As of March 26, 2008 the aggregate market value of the 4,130,000 shares common stock held by non-affiliates was approximately $4,130 based upon the par value of $.001. As of December 31, 2008, there were 17,330,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [  ]    No [ X ]

A.G. VOLNEY CENTER INC.

PART I.

ITEM 1.  BUSINESS ..

GENERAL OVERVIEW

A .G. Volney Center is a development state company which was incorporated under the laws of the state of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc. The intent was to operate vending machines that would sell lottery tickets. On April 7, 1997, the board of directors decided to change the name of the company to A.G. Volney Center, Inc. and restate the par value of the Company’s shares of common stock at per share to $0.001 per share. On the same date, in a stockholders’ meeting (the “Stockholders Meeting”), the proposed changes of the Company’s name and common stock’s par value were approved, but the amendment the Company’s Certificate of Incorporation effecting such changes was never filed with the Secretary of State of the State of Delaware. On December 31, 1997, the Company’s Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Company’s Articles of Incorporation in Delaware. On July 29, 2003, the Company filed an amendment of the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware effecting a change of Company’s name Lottlink Technologies, Inc. to A.G. Volney Center, Inc. as approved in the stockholders’ Meeting.

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

 On October 19, 2006, we filed a Registration Statement on Form 10SB (File No.: 0-52269), or the Registration Statement, with the Securities and Exchange Commission, or the SEC,  to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Registration Statement went effective by operation of law on December 18, 2006, or the Effective Date, and we have filed all the necessary Amendments in response to the SEC comments regarding the Registration Statement.  Since the Effective Date of the Registration Statement, we have become a reporting company under the Securities Exchange Act and are responsible for preparing and filing periodic and current reports under the Exchange Act with the SEC.

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

OUR PRINCICPAL PRODUCTS AND SERVICES

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

To date, we have purchased items at an aggregate purchase price of $ 53,353 and resold products for an aggregate sales price of $ 62,347. Our sales are made by selling items purchased wholesale to small business owners for retail. Although our purchases and sales have been minimal and our expenses far exceed our revenues resulting in a net loss, we have identified potential suppliers and have opened accounts with them and continually search for suppliers in New York State to save on shipping costs. To date, we have not been able to conduct these business affairs without further capital.

We anticipate selling nationwide, but our initial focus will be in New York, Pennsylvania, Connecticut and Vermont.

We are currently looking to find a suitable merger candidate and alternative financing.  Although we have had discussions with various third parties, no firm commitments have been obtained to date.

ITEM 1.  BUSINESS ..
(Continued)

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

EMPLOYEES

As of December 31, 2008, the Company had no full-time employees.  Mr. Stever and Ms. Ford work for the Company on a part-time and as needed basis.

AVAILABLE INFORMATION

We are subject to the information reporting requirements of the Exchange Act, and accordingly, are required to file periodic reports, including quarterly and annual reports and other information with the Securities and Exchange Commission. Such reports and other information may be inspected and copied at the public reference facilities maintained by the Commission at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding registrants that file electronically.  The address of the website is http://www.sec.gov ..

ITEM 1.  BUSINESS ..
 (Continued)

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report (including the foregoing “Description of Business” and the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements contained in this report. Specifically, the following statements are forward-looking:

• statements regarding our overall strategy for expansion of our company, including without limitation our intended markets and future products;

• statements regarding our research and development efforts;

• statements regarding the plans and objectives of our management for future operations, including, without limitation, plans to explore other non telecommunication business along with the size and nature of the costs we expect to incur and the people and services we may employ;

• statements regarding the future of our company, our competition or regulations that may affect us;

• statements regarding our ability to compete with third parties;

• any statements using the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” and similar words; and

• any statements other than historical fact.

We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in “Risks Associated with Our Business.” Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Any person or entity may read and copy our reports filed with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC toll free at 1-800-SEC-0330. The SEC also maintains an Internet site at HTTP://WWW.SEC.GOV where reports, proxies and informational statements on public companies may be viewed by the public.

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

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 through 2008, and the losses are projected to continue in 2009. Our net losses were $43,812 and $ 39,067 for fiscal years ended  2007 and 2008, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

ITEM 2.   PROPERTIES

The Company does not own property. Our operations are conducted from our President’s personal residence located at 124 Lincoln St. South Liverpool, NY 13088. We do not pay rent for the use of these facilities and therefore we have no lease.

ITEM 3.   LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .

 (a)   MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

(b)	HOLDERS. As of December 31, 2008 there were approximately 61 record holders of 17,330,000 shares of the Company's common stock.

 (c)  DIVIDEND POLICY. We have not declared or paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividend in the foreseeable future.  The payment of dividends, if any, is within the discretion of our Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as our Board of Directors may consider.

 (d)                 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. We have not authorized the issuance of any of our securities in connection with any form of equity compensation plan.

 (e)  RECENT SALE OF UNREGISTERED SECURITIES.  During the year ended December 31, 2008, the following shares of common stock were purchased at $0.01 per share:

Amanda Godin residing in Liverpool, New York purchased 500,000 shares; Mary K. Evans residing in Liverpool, New York purchased 500,000 shares; Justin Lamacchia residing in Orlando Florida purchased 10,000 shares; John R. Pichotto III residing in Orlando Florida purchased 10,000 shares; Lindsay Leploski residing in Buffalo, New York purchased 10,000 shares; Rebecca McGuiness residing in Fulton, New York, purchased 500,000 shares; Gloris Goff residing in Mesa, Arizona purchased 500,000 shares; John Passalaqua residing in Liverpool, New York purchased 500,000 shares; and Stephanie Passalaqua residing in Brewerton, New York purchased 500,000 shares. We did not have any sales of securities that were not registered under the Securities Act of 1933, as amended.

(f) TRANSFER AGENT.	Olde Monmouth Stock Transfer Co., Inc.
200 Memorial Parkway
Atlantic Highlands, N.J. 07716
Phone: 732-872-2727
Fax: 732-872-2728

ITEM 6.   SELECTED FINANCIAL DATA ..

The table below summarizes our audited balance sheet at December 31, 2008 compared to 2007 and statement of operations for the fiscal year ended December 31, 2008 compared to 2007.

	At December 31,
	2008 (Audited)	2007 (Audited)
Balance Sheet:
Cash	$829	$939
Total Assets	$8,262	$17,135
Total Liabilities	$67,953	$68,059
Total Stockholders’ Equity (Deficit)	$(59,691)	$(50,924)

	For the Fiscal Year Ended December 31,
	2008 (Audited)	2007 (Audited)
Statement of Operations :
Revenue	$24,728	$33,793
Net Loss	$(39,067)	$(43,812)
Net Loss Per Share of Common Stock	--	--

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-	discuss our future expectations;
-	contain projections of our future results of operations or of our financial condition; and
-	state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business" and elsewhere in this prospectus. See "Risk Factors."

ORGANIZATION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2008 and 2007 of A.G. Volney Center, Inc.,, a Delaware corporation  (“A.G. Volney,” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

We have had only limited operations since our renewal in July 2003. We have limited assets of $8,262 as of December 31, 2008.  In 2008 a majority of the assets were in the form of cash from shareholder stock purchases and in the form of accounts receivable from customers that purchased merchandise.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2007 and 2008, and the losses are projected to continue in 2009. Our net losses were $(39,067) and $(43,812) through the fiscal years ended 2008 and 2007, respectively. We have a cumulative net loss from March 6, 1997 (Date of Inception) to December 31, 2008 of $(113,291). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change, and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheet, and the amounts of revenues and expenses reported for each of our fiscal periods, are affected by estimates and assumptions which are used for, but not limited to, the accounting for allowance for doubtful accounts, goodwill and intangible asset impairments, restructurings, inventory and income taxes. Actual results could differ from these estimates. The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
 (Continued)

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2008, 2007 and 2006 Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(113,291) from our inception on March 6, 1997 to December 31, 2008.  At December 31, 2008, we had $829 cash on hand, $6,433 in accounts receivable and an accumulated deficit of $(113,291). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2008, we had $829 cash on hand and an accumulated deficit of $(113,291).Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua, a principal stockholder. The Company has generated $40,300 from the sale of common stock. As of December 31, 2008, we have notes payable to Joseph C. Passalaqua in the amount $19,493.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of December 31, 2008, the accrued interest on these notes was $1,757.

Net cash used in operating activities was $35,453 during the twelve-month period ended December 31, 2008, mainly representative of the net loss incurred during 2008. This compares to net cash used in operating activities of $17,286 for the twelve-month period ended December 31, 2007.

Net cash provided by investing activities was $0 during twelve-month period ended December 31, 2008.  This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2007.

Net cash provided by financial activities was $35,343 during twelve-month period ended December 30, 2008, representing the proceeds from related party notes after partial repayments of the loan in the amount of $5,043 and the sale of common stock totaling $30,300. This compares to net cash provided by financing activities of $14,400 for the twelve-month period ended December 31, 2007 due to proceeds from related party notes of $14,400.

Our expenses to date are largely due to professional fees that include accounting and legal fees.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2008, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
 (Continued)

NET LOSS FROM OPERATIONS

We had net loss of $(39,067) for the fiscal year ended December 31, 2008 as compared to a net loss after taxes of $(43,812) for the fiscal year ended December 31, 2007. This decrease was due to a decline in operating expenses, primarily legal fees, in 2008.

WORKING CAPTIAL

We had total assets of $8,262 and total liabilities of $67,953, which results in working capital deficit of $(59,691) for the fiscal year ended December 31, 2008 as compared to total assets of $17,135 and total liabilities of $68,059 resulting in a working capital deficit of $(50,924) as of December 31, 2007.

THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

REVENUES

Our total revenue decreased by $9,065, or approximately 27%, from $33,793 in the year ended December 31, 2007 to $24,728 in the year ended December 31, 2008. This decrease was attributable to the decline in demand from our customers for our products and a decline in sales during the twelve months in 2008 over the same period in 2007.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $7,741, or approximately 27%, from $28,891 in the year ended December 31, 2007 to $21,150 in the year ended December 31, 2008. This decrease in cost of sales was a direct effect of a decline in total sales during the twelve months in 2008.  This decline in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2007.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $7,871, or approximately 16%, from $47,886 in the year ended December 31, 2007 to $40,015 in the year ended December 31, 2008. Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $1,597, from $528 in the twelve months ended December 31, 2007 to $2,125 in the twelve months ended December 31, 2008. Professional fees, made up of accounting and legal fees decreased by $9,671, from $46,702 in the year ended December 31, 2007 to $37,031 in the year ended December 31, 2008. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the decline in legal fees paid in 2008, when comparing the same twelve month period in 2007.

COMMON STOCK

Our board of directors is authorized to issue 25,000,000 shares of common stock, with a par value of $0.001. There are an aggregate of 17,330,000 shares of Common Stock issued and outstanding, which are held by 61 stockholders as of the date of this Annual Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

Our Certificate of Incorporation does not provide for the issuance of preferred stock.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .

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

Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2008, the Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics, which accounted for $24,624 of the total accumulated sales of $24,728 or 99% of the total accumulated sales of the Company to date.

Increase volume of inventory purchases and resale utilizing retained earnings from the past 12 to 24 months. The estimated date is December 2010.

To date, we have not been able to conduct these business affairs without further capital.
We do not anticipate hiring any additional personnel or consultants unless and until further capital is raised.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

A ..G. VOLNEY CENTER, INC.
-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

DECEMBER 31, 2008

CONTENTS

Page

Independent Registered Public Accountants' Report	F - 1

Balance Sheets
December 31, 2008 and December 31, 2007	F - 3

Statements of Operations
For the years ended December 31, 2008 and 2007
Since March 6, 1997 (inception) to December 31, 2008	F - 4

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2008	F - 5

Statements of Cash Flows
For the years Ended December 31, 2008 and 2007
Since March 6, 1997 (inception) to December 31, 2008	F - 6

Notes to Financial Statements	F - 7

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of A.G. Volney Center, Inc.

We have audited the accompanying balance sheets of A.G. Volney Center, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008 and 2007, and the cumulative since march 6, 1997 (inception) to December 31, 2008. A.G. Volney Center, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.G. Volney Center, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, and 2007 and the cumulative since March 6, 1997 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $113,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, Utah
March 26, 2009

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash	$829	$939
Accounts Receivable	6,433	15,112
Inventory (at lower of FIFO cost or market)	1,000	1,084

Total Current Assets	8,262	17,135

TOTAL ASSETS	$8,262	$17,135

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$42,217	$52,001
Related Party Payable	4,431	1,113
Sales Tax Payable	55	46
Shareholder Loan	19,493	14,450
Interest Payable	1,757	449

Total Current Liabilities	67,953	68,059

Total Liabilities	67,953	68,059

Stockholder's Equity
Prefered Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares shares outstanding
as of December 31, 2008 and 2007	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 and 14,300,000 shares outstanding
as of December 31, 2008 and 2007	17,330	14,300
Additional Paid-In Capital	36,270	9,000
Deficit Accumulated During the Development Stage	(113,291)	(74,224)

Total Stockholder's Equity	(59,691)	(50,924)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$8,262	$17,135

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		Cumulative Since
	December 31,		March 6, 1997
	2008	2007	(Inception)
Revenues:
Sales Revenue	$24,728	$33,793	$62,347
Less: Cost of Goods Sold	(21,150)	(28,891)	(53,353)
Gross Profit	3,578	4,902	8,994

Expenses:
General and Administrative	2,125	528	3,365
Accounting Fees	19,031	11,702	46,700
Legal Fees	18,000	35,000	53,000
Organizational Costs	700	280	14,280
Outside Services	159	376	1,193
Total Expenses	40,015	47,886	118,538

Operating Income (Loss)	(36,437)	(42,984)	(109,544)

Other (Income) Expense
Interest, Net	(2,430)	(433)	(2,579)

Net Loss Before Taxes	(38,867)	(43,417)	(112,123)

Franchise Tax	(200)	(395)	(1,168)

Net Income (Loss)	(39,067)	(43,812)	$(113,291)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	16,435,479	14,300,000

The accompanying notes are an integral part of these financial statements

A. G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				Since	Total
				March 6,	Stockholders'
	Common Stock		Paid in	1997	Equity
	Shares	Par Value	Capital	(Inception)	Deficiency
Balance at March 6, 1997 (Inception)	1,210	$12,100	$-	$-	$12,100

Net Loss	-	-	-	(12,100)	(12,100)

Balance at December 31, 1997	1,210	12,100	-	(12,100)	-

Balance at December 31, 2002
as originally reported	1,210	12,100	-	(12,100)	-

July 29, 2003 10,000:1 Forward Stock Split	12,098,790	-	-	-	-

Restated Balance at December 31, 2002	12,100,000	12,100	-	(12,100)	-

Stock issued for Services July 31, 2003	1,200,000	1,200	-	-	1,200

Net Loss	-	-	-	(1,200)	(1,200)

Balance at December 31, 2003	13,300,000	13,300	-	(13,300)	-

Stock issued for Cash, February 26, 2004	100,000	100	900	-	1,000

Stock issued for Cash, March 02, 2004	500,000	500	4,500	-	5,000

Stock issued for Cash, March 12, 2004	100,000	100	900	-	1,000

Net Loss	-	-	-	(1,717)	(1,717)

Balance at December 31, 2004	14,000,000	14,000	6,300	(15,017)	5,283

Stock issued for Cash, October 23, 2005	100,000	100	900	-	1,000

Stock issued for Cash, October 31, 2005	100,000	100	900	-	1,000

Net Loss	-	-	-	(412)	(412)

Balance at December 31, 2005	14,200,000	14,200	8,100	(15,429)	6,871

Stock issued for Cash, February 13, 2006	100,000	100	900	-	1,000

Net Loss	-	-	-	(14,983)	(14,983)

Balance at December 31, 2006	14,300,000	14,300	9,000	(30,412)	(7,112)

Net Loss	-	-	-	(43,812)	(43,812)

Balance at December 31, 2007	14,300,000	14,300	9,000	(74,224)	(50,924)

Stock issued for Cash, April 11, 2008	1,030,000	1,030	9,270	-	10,300

Stock issued for Cash, April 22, 2008	1,000,000	1,000	9,000	-	10,000

Stock issued for Cash, April 23, 2008	500,000	500	4,500	-	5,000

Stock issued for Cash, April 24, 2008	500,000	500	4,500	-	5,000

Net Loss	-	-	-	(39,067)	(39,067)

Balance at December 31, 2008	17,330,000	$17,330	$36,270	$(113,291)	$(59,691)

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			since
	For the Year Ended		March 6,
	December 31,		1997
	2008	2007	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(39,067)	$(43,812)	(113,291)
Stock Issued for Organizational Costs		-	13,300
(Increase) Decrease in Accounts Receivable	8,679	(15,112)	(6,433)
(Increase) Decrease in Inventory	84	83	(1,000)
Increase (Decrease) in Accounts Payable	(9,784)	41,114	42,217
Increase (Decrease) in Related Party Payable	3,318	1,113	4,431
Increase (Decrease) in Sales Tax Payable	9	8	55
(Increase) Decrease in Accrued Interest	1,308	433	1,757
Net Cash Used in Operating Activities	(35,453)	(16,173)	(58,964)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	30,300	-	40,300
Payment on Shareholder Loan	(22,950)	-	(22,950)
Proceeds from Shareholder Loan	27,993	14,400	42,443
Net Cash Provided by Financing Activities	35,343	14,400	59,793

Net (Decrease) Increase in
Cash and Cash Equivalents	(110)	(1,773)	829
Cash and Cash Equivalents
at Beginning of Period	939	3,825	-
Cash and Cash Equivalents
at End of Period	$829	$2,052	$829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,121	$-	$1,121
Franchise and Income Taxes	$200	$395	$1,168

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $ 113,000 for the period from March 6, 1997 (inception) to December 31, 2008, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2008 and 2007, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2008 and 2007, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $829 and $939 as of December 31, 2008 and 2007 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2008 and 2007.

Major Supplier

During the year ended December 31, 2008 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the year ended December 31, 2008, three customers accounted for 99% of the Company’s revenues.  The Company had revenues of $6,433 from Kim’s County Classics, $13,002 from Wisteria Antiques and $5,190 from Fountain Treats.  The total revenues for December 31, 2008 were $24,728 ..

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, inventory, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2007 financial statements to conform to the December 31, 2008 presentation

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to June 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2007, and 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2008, and 2007. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on June 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of June 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to June 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008 and 2007.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In April 2008, the FASB released staff position (“FSP”) SFAS No. 142-3, Determination of the Useful Life of Intangible Assets.  The FSP requires entities to disclose information for recognized intangible assets that enable users of financial statements to understand the extent to which expected future cash flows associated with intangible assets are affected by the entity’s intent or ability to renew or extend the arrangement associated with the intangible asset.  The FSP also amends the factors an entity should consider in developing the renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP will be applied prospectively to intangible assets acquired after the FSP’s effective date, but the disclosure requirements will be applied prospectively to all intangible assets recognized as of, and after, the FSP’s effective date.  The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  The adoption of SFAS No. 142-3 is not expected to have a material effect on the Company’s financial statements.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 2 - INCOME TAXES

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $100,000 that may be offset against future taxable income through 2027.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2008	2007
Net Operating Losses	$15,000	$9,139
Valuation Allowance	(15,000)	(9,139)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2008	2007
Provision (Benefit) at US Statutory Rate	$5,861	$6,572
Increase (Decrease) in Valuation Allowance	(5,861)	(6,572)
	$-	$-

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 4 – UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s financial position and results of operations. At January 1, 2008, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest expense related to unrecognized tax benefits during 2008.  In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities.

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2004. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2008:

United States (a)	2004– Present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

NOTE 5 - COMMITMENTS

As of December 31, 2008, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2008 and 2007 Joseph C. Passalaqua, a shareholder, has loaned the Company $19,493 and $14,450 respectfully.  These loans are payable on demand and carry a simple interest rate of 18% and 10% per annum. As of December 31, 2007, there was $449 of interest due on the notes. In 2008, a partial repayment of the shareholder loans of both principle and interest has been paid. As of December 31, 2008 there was $1,757 of interest due on the notes.

As of December 31, 2008, the Company currently has a Related Party Accounts Payable in the amount of $4,431 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder and an in-law to Stephanie Passalaqua officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the year ended December 31, 2008 and 2007 were $4,431 and $3,502, respectively.

During 2003, the Company issued 400,000 shares to David F. Stever, President of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to Samantha Ford, Secretary of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to John J. Connolly, Director of the Company, for services rendered.

NOTE 7- COMMON STOCK TRANSACTIONS

On March 6, 1997, the Company issued 1,210 shares of no par common stock for services.  Shares were valued at $10 per share.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are sufficient. This is based on the fact that we have only two employees, the close involvement of management in day-to-day operations, and the relative non-complexity of our operations and related financial reporting. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs, such as Internal Control – Integrated Framework , to ensure the proper segregation of duties and reporting channels.

Our independent public accountant, Robinson, Hill & Company, has not conducted an audit of our controls and procedures regarding internal control over financial reporting. Consequently, Robinson, Hill & Company expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION .

None.

PART III

ITEM 10. DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  From the effective date our Registration Statement on Form 10-SB (File No.: 0-52269) on December 18, 2006 through December 31, 2008, our executive officer and directors: David F. Stever (CEO, President and CFO), Samantha M. Ford (Secretary and Treasurer) and John J. Connelly and the stockholders listed in Item 12 who beneficially own more than 10% of our common stock have filed Forms 3, 4 or 5 with the Securities and Exchange Commission.

ITEM 10. DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
(Continued)

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

NOMINATING COMMITTEE

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

AUDIT COMMITTEE

Our Board of Directors acts as our audit committee. We do not have a qualified financial expert at this time, because we have not been able to hire a qualified candidate. Further, we believe that we have inadequate financial resources at this time to hire such an expert.

ITEM 11.    EXECUTIVE COMPENSATION

During the last fiscal year ended December 31, 2008, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

The following is a summary of all options, unvested stock and equity incentive plans for our Executive Officers for the year ending December 31, 2008.

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Un-Exercised Options Un-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
David F. Stever	0	0	0	N/A	N/A	0	0	0	0
Samantha M. Ford	0	0	0	N/A	N/A	0	0	0	0

ITEM 11.    EXECUTIVE COMPENSATION
(Continued)

The following is a summary of the compensation paid to our Directors for the period ending December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John J. Connelly	0	0	0	0	0	0	0

INDEMITY

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

DIRECTOR COMPENSATION

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the year ended December 31, 2008, no director expenses were reimbursed.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Name and Address	Shares Held	Percentage(1)
David F. Stever 124 Lincoln Ave. S. Liverpool. NY 13088	400,000	2%

Samantha M. Ford 410 Balsam Street Liverpool, NY 13088	400,000	2%

John J. Connelly 136 NE 19th Court Ft. Lauderdale, FL 33305	400,000	2%

Carl E. Worboys 118 Chatham Rd. Syracuse, NY 13203	6,000,000	35%

Joseph C. Passalaqua 106 Glenwood Dr. S. Liverpool, NY 13090	6,000,000	35%

All Directors and Executive Officers as a Group (without naming them) (3 persons)	1,200,000	7%

(1) Based on 17,330,000 shares of common stock issued and outstanding as of December 31, 2008.

None of the persons listed above have the right to acquire beneficial ownership within sixty days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPDENCE

No transactions have occurred since the beginning of the Company's last fiscal year or are proposed with respect to which a director, executive officer, security holder owning of record or beneficially more than 5% of any class of the Company's securities or any member of the immediate families of the foregoing persons had or will have a direct or indirect material interest

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

We became a reporting Company when our registration statement became effective on December 18, 2006. Robison Hill & Company ("RHC") is the Company's independent registered public accountant.

AUDIT FEES AND AUDIT RELATED FEES

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2008	FISCAL 2007
Audit Fees (1)	$14,430	$8,025
Tax Fees (2)	170	$175
Other Fees	None	None

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

We do not currently have a standing audit committee. The services described above were approved by our Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES .

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

A.G. VOLNEY CENTER, INC.

Date: March 26, 2009	By:	/s/ DAVID F. STEVER
David F. Stever
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal and Accounting Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this   report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2009	Name	Position

	/s/ DAVID F. STEVER David F. Stever	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

	/s/ SAMANTHA F. FORD Samantha F. Ford	Secretary, Treasurer and Director

	/s/ JOHN J. CONNELLY John J. Connelly	Director