Form 10-Q
period 2009-03-31
A.G. Volney Center, Inc
filed 2009-04-27
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of  March 31, 2009.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
MARCH 31, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as March 31, 2009 (Unaudited) and December 31, 2008	3
	Statements of Operations For the three months ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to March 31, 2009 (Unaudited)	4
	Statements of Cash Flows For the three months ended March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to March 31, 2009 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

AG VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$894	$829
Accounts Receivable	-	6,433
Inventory (at lower of FIFO cost or market)	981	1,000

Total Current Assets	1,875	8,262

TOTAL ASSETS	$1,875	$8,262

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$30,000	$42,217
Related Party Accounts Payable	5,081	4,431
Sales Tax Payable	57	55
Shareholder Loan	26,147	19,493
Interest Payable	2,745	1,757

Total Current Liabilities	64,030	67,953

Total Liabilities	64,030	67,953

Stockholder's Equity
Prefered Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares shares outstanding
as of March 31, 2009 and December 31, 2008		-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 and 17,300,000 shares outstanding
as of March 31, 2009 and December 31, 2008	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(115,755)	(113,291)

Total Stockholder's Equity	(62,155)	(59,691)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$1,875	$8,262

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		Cumulative Since
	March 31,		March 6, 1997
	2009	2008	(Inception)
Revenues:
Sales Revenue	$24	$7,275	$62,371
Less: Cost of Goods Sold	(19)	(6,208)	(53,372)
Gross Profit	5	1,067	8,999

Expenses:
General and Administrative	102	116	3,467
Accounting Fees	1,150	12,644	47,850
Legal Fees	-	15,000	53,000
Organizational Costs	-	540	14,280
Outside Services	169	159	1,362
Total Expenses	1,421	28,459	119,959

Operating Income (Loss)	(1,416)	(27,392)	(110,960)

Other Income (Expense)
Interest, Net	(988)	(528)	(3,567)

Net Income (Loss) Before Taxes	(2,404)	(27,920)	(114,527)

Franchise Tax	(60)	-	(1,228)

Net Income (Loss)	$(2,464)	$(27,920)	$(115,755)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,330,000	14,300,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended		Cumulative Since
	March 31,		March 6, 1997
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(2,464)	$(27,920)	$(115,755)
Stock Issued for Organizational Costs		-	13,300
(Increase) Decrease in Accounts Receivable	6,433	7,877	-
(Increase) Decrease in Inventory	19	32	(981)
(Increase) Decrease in Accounts Payable	(12,217)	9,695	30,000
Increase (Decrease) in Related Party Payable	650	1,644	5,081
Increase (Decrease) in Sales Tax Payable	2	3	57
(Increase) Decrease in Accrued Interest	988	528	2,745
Net Cash Used in Operating Activities	(6,589)	(8,141)	(65,553)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	-	40,300
Payment on shareholder Loan	-	-	(22,950)
Proceeds from Shareholder Loan	6,654	8,500	49,097
Net Cash Provided by Financing Activities	6,654	8,500	66,447

Net (Decrease) Increase in
Cash and Cash Equivalents	65	359	894
Cash and Cash Equivalents
at Beginning of Period	829	939	-
Cash and Cash Equivalents
at End of Period	$894	$1,298	$894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$1,121
Franchise and Income Taxes	$60	$-	$1,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2009 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $115,000 for the period from March 6, 1997 (inception) to March 31, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Nature of Operations and Going Concern (Continued)

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the quarter ended March 31, 2009 and the year ended December 31, 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of March 31, 2009 and December 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $894 and $829 as of March 31, 2009 and December 31, 2008, all of which was fully covered by federal depository insurance.

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

	March 31,	December 31,
	2009	2008

Candles	$981	$1,000

Total	$981	$1,000

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at March 31, 2009 and December 31, 2008.

Major Supplier

During the year ended December 31, 2008 and quarter ended March 31, 2009 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the year ended December 31, 2008, three customers accounted for 99% of the Company’s revenues.  The Company had revenues of $6,433 from Kim’s County Classics, $13,002 from Wisteria Antiques and $5,190 from Fountain Treats.  The total revenues for December 31, 2008 were $24,728.

As of March 31, 2009, one customer, Inna Sheveleva, a shareholder of the company, accounted for 100% of the Company’s revenues.  The total revenues for March 31, 2009 were $24.

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the March 31, 2009 presentation.

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of March 31, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of March 31, 2009, Inna Sheveleva, a shareholder of the Company, was a major customer of the Company accounting for 100% of the sales revenue for the period.

As of March 31, 2009 and December 31, 2008, Joseph C. Passalaqua, a shareholder, loaned the Company a total $26,147 and $19,493 respectively.  These loans are payable on demand and carry a simple interest rate of 18% and 10% per annum. As of March 31, 2009 and December 31, 2008 there was $2,745 and $1,757 respectively of interest due on the notes.  In 2008, a partial repayment of the shareholder loans of both principle and interest had been paid.

As of March 31, 2009 and December 31, 2008, the Company has a Related Party Accounts Payable in the amount of $5,081 and $4,431 respectively due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the period ended March 31, 2009 and year ended December 31, 2008 were $1,150 and $4,431 respectively.

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

DESCRIPTION OF BUSINESS

A.G. Volney Center is a development stage company which was incorporated under the laws of the state of Delaware on March 6, 1997 under the name Lottlink Technologies, Inc. The intent was to operate vending machines that would sell lottery tickets. On April 7, 1997, the board of directors decided to change the name of the company to A.G. Volney Center, Inc. and restate the par value of the Company’s shares of common stock at per share to $0.001 per share. On the same date, in a stockholders’ meeting (the “Stockholders Meeting”), the proposed changes of the Company’s name and common stock’s par value were approved, but the amendment the Company’s Certificate of Incorporation effecting such changes was never filed with the Secretary of State of the State of Delaware. On December 31, 1997, the Company’s Certificate of Incorporation was suspended in Delaware for non-payment of franchise taxes. The Company was dormant until July 18, 2003. On that date, Lottlink Technologies, Inc. filed a renewal of the Company’s Articles of Incorporation in Delaware. On July 29, 2003, the Company filed an amendment of the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware effecting a change of Company’s name Lottlink Technologies, Inc. to A.G. Volney Center, Inc. as approved in the stockholders’ Meeting.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2008, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(113,000) from our inception on March 6, 1997 to December 31, 2008.  At December 31, 2008, we had $829 cash on hand, $6,433 in accounts receivable and an accumulated deficit of $(113,291). We have incurred net losses of approximately $(116,000) from our inception on March 6, 1997 to March 31, 2009.  At March 31, 2009, we had $894 cash on hand, $0 in accounts receivable and an accumulated deficit of $(115,755).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had $894 cash on hand and an accumulated deficit of $(115,755).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of March 31, 2009 we have notes payable to Joseph C. Passalaqua in the amount $26,147.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of March 31,2009 the accrued interest on these notes was $2,745.

Net cash used in operating activities was $6,589 during the three-month period ended March 31, 2009.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2009.

Net cash provided by financial activities was $6,654 during the three-month period ended March 31, 2009.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2008 and the three months ended March 31, 2009, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(115,755) as of March 31, 2009.  The company had net loss after taxes of $(2,464) for the current quarter ended March 31, 2009 as compared to a net loss after taxes of $(27,920) for the three months ended March 31, 2008.

WORKING CAPTIAL

We had total assets of $1,875 and total liabilities of $64,030, which results in working capital deficit of $(62,155) for the three months ended March 31, 2009.  We had total assets of $8,262 and total liabilities of $67,953 resulting in a working capital deficit of $(59,691) for the year ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES

Our total revenue decreased by $7,251, or approximately 99%, from $7,275 in the three months ended March 31, 2008 to $24 in the three months ended March 31, 2009. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the three months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $6,189, or approximately 99%, from $6,208 in the three months ended March 31, 2008 to $19 in the three months ended March 31, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the three months in 2009.  This decline in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $27,038, or approximately 95%, from $28,459 in the three months ended March 31, 2008 to $1,421 in the three months ended March 31, 2009. The decline was due to a decrease in professional fees in both accounting and legal fees during the current quarter.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $13, from $116 in the three months ended March 31, 2008 to $102 in the three months ended March 31, 2009. Professional fees, made up of accounting and legal fees decreased by $15,000, from $15,000 in the three months ended March 31, 2008 to $0 in the three months ended March 31, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the decline in accounting and  legal fees in 2009, when comparing the same three month period in 2008.

COMMON STOCK

Our board of directors is authorized to issue 100,000,000 shares of common stock, with a par value of $0.001. There are an aggregate of 17,330,000 shares of Common Stock issued and outstanding, which are held by 61 stockholders as of the date of this Quarterly Report.  All shares of our common stock have one vote per share on all matters, including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company's assets available for distribution to them after satisfaction of creditors and preferred stockholders, if any. The holders of our common stock are entitled to equal dividends and distributions per share with respect to the Common Stock when, as and if, declared by the board of directors from funds legally available.

PREFERRED STOCK

Our Original Certificate of Incorporation did not provide for the issuance of Preferred Stock.  On May 19, 2008, a Certificate of Amendment was filed with the State of Delaware that stated that the Corporation shall have the authority to issue 110,000,000 shares of capital stock, of which 10,000,000 shares are authorized as Preferred Stock with the par value of .$0.001 per share.  There are an aggregate of 0 shares of Preferred Stock issued and outstanding as of the date of this Quarterly Filing.

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2008, the Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics, which accounted for $24,624 of the total accumulated sales of $24,728 or 99% of the total accumulated sales of the Company as of December 31, 2008.  As of March 31, 2009 one customer accounted for $24 of the total accumulated sales for the current quarter or 100% of the total revenue for the three months.

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

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 through 2008, and the losses are projected to continue in 2009. Our net losses were $39,067 and $43,812 for fiscal years ended 2008 and 2007, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

OUR OFFICERS AND DIRECTORS HAVE LIMITED TIME TO DEVOTE AND LACK SALES EXPERIENCE

Our current officers and directors have experience in retail but not wholesale sales and have limited time to devote. For example, Mr. Connelly will only be able to devote 10% of his time to the business.

John J. Connelly is a real estate developer in Bradington, Florida and will not be employed full time by the Company.

The amount of time officers and directors devote to our business may be limited:

Officer/Director	Percent (%) of time to be dedicated to Company
David F. Stever (Pres., CEO, CFO, Secretary and Director)	100%
John J. Connelly (Director)	10%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended December 31, 2008 the following shares of common stock were purchased at $0.01 per share:

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

During the three months ended March 31, 2009 there were no sales of securities.

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

A.G. VOLNEY, INC.

Date: April 23, 2009	/s/ David F. Stever
Name: David F. Stever Title: President, Secretary (Principal Executive Officer and Principal Financial Officer)