Form 10-Q/A
period 2009-03-31
A.G. Volney Center, Inc
filed 2009-06-23
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Yes (X)  No ( )

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

A.G. VOLNEY, INC.

Date: June 23, 2009	/s/ David F. Stever
Name: David F. Stever Title: President, Secretary (Principal Executive Officer and Principal Financial Officer)