Form 10-Q
period 2009-06-30
A.G. Volney Center, Inc
filed 2009-08-13
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

315-457-4729
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

Yes (X)  No ( )

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of  June 30, 2009.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
JUNE 30, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as June 30, 2009 (Unaudited) and December 31, 2008	3
	Statements of Operations For the three months ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited) For the six months ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to June 30, 2009 (Unaudited)	4
	Statements of Cash Flows For the six months ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to June 30, 2009 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

	SIGNATURES

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$49	$829
Accounts Receivable	-	6,433
Related Party Accounts Receivable	461	-
Inventory (at lower of FIFO cost or market)	613	1,000

Total Current Assets	1,123	8,262

TOTAL ASSETS	$1,123	$8,262

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$40,245	$42,217
Related Party Accounts Payable	5,187	4,431
Sales Tax Payable	92	55
Shareholder Loan	26,272	19,493
Interest Payable	3,919	1,757

Total Current Liabilities	75,715	67,953

Total Liabilities	75,715	67,953

Stockholders' Equity
Preferred Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares outstanding
as of June 30, 2009 and December 31, 2008	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 and 17,300,000 shares outstanding
as of June 30, 2009 and December 31, 2008	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(128,192)	(113,291)

Total Stockholders' Equity	(74,592)	(59,691)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,123	$8,262

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative Since
	For the Three Months Ended		For the Six Months Ended		March 6, 1997
	June 30,		June 30,		(Date of Inception)
	2009	2008	2009	2008	to June 30, 2009
Revenues:
Sales Revenue	$-	$5,190	$-	$12,425	$61,996
Related Party Sales Revenue	441	20	465	60	816
Less: Cost of Goods Sold	(368)	(4,476)	(387)	(10,685)	(53,740)
Gross Profit	73	734	78	1,800	9,072

Expenses:
General and Administrative	123	2,122	224	2,238	3,589
Accounting Fees	10,245	1,910	10,245	12,909	46,645
Related Party Accounting Fees	800	1,050	1,950	2,694	12,250
Legal Fees	-	3,000	-	18,000	53,000
Organizational Costs	-	160	-	700	14,280
Outside Services	169	-	338	159	1,531
Total Expenses	11,337	8,242	12,757	36,700	131,295

Operating Income (Loss)	(11,264)	(7,508)	(12,679)	(34,900)	(122,223)

Other Income (Expense)
Interest, Net	(1,174)	(368)	(2,162)	(896)	(4,741)

Net Income (Loss) Before Taxes	(12,438)	(7,876)	(14,841)	(35,796)	(126,964)

Franchise Tax	-	(100)	(60)	(100)	(1,228)

Net Income (Loss)	$(12,438)	(7,976)	$(14,901)	$(35,896)	$(128,192)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,330,000	16,732,222	17,330,000	15,513,736

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Six Months Ended		March 6, 1997
	June 30,		(Date of Inception)
	2009	2008	to June 30, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(14,901)	$(35,896)	$(128,192)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	6,433	9,922	-
(Increase) Decrease in Related Party Accounts Receivable	(461)		(461)
(Increase) Decrease in Inventory	387	48	(613)
Increase (Decrease) in Accounts Payable	(1,972)	(557)	40,245
Increase (Decrease) in Related Party Payable	756	1,580	5,187
Increase (Decrease) in Sales Tax Payable	37	5	92
Increase (Decrease) in Accrued Interest	2,162	(225)	3,919
Net Cash Used in Operating Activities	(7,559)	(25,123)	(66,523)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	30,300	40,300
Payment on shareholder Loan	-	(22,950)	(22,950)
Proceeds from Shareholder Loan	6,779	16,900	49,222
Net Cash Provided by Financing Activities	6,779	24,250	66,572

Net (Decrease) Increase in
Cash and Cash Equivalents	(780)	(873)	49
Cash and Cash Equivalents
at Beginning of Period	829	939	-
Cash and Cash Equivalents
at End of Period	$49	$66	$49

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$1,121	$1,121
Franchise and Income Taxes	$60	$100	$1,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of June 30, 2009 and the six months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(128,000) for the period from March 6, 1997 (inception) to June 30, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the period ended June 30, 2009 and the year ended December 31, 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of June 30, 2009 and December 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $49 and $829 as of June 30, 2009 and December 31, 2008, all of which was fully covered by federal depository insurance.

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

	June 30,	December 31,
	2009	2008

Candles	$613	$1,000

Total	$613	$1,000

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at June 30, 2009 and December 31, 2008.

Major Supplier

During the year ended December 31, 2008 and period ended June 30, 2009 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

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

As of June 30, 2009, the Company lost its major customers.  Two related party customers, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, accounted for 100% of the Company’s revenues.  The total revenues for June 30, 2009 were $441.

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the June 30, 2009 presentation.

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of June 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2009, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, were major customers of the Company accounting for 100% of the sales revenue for the period. As of June 30, 2009, the Company has a related party accounts receivable in the amount of $461 due from David Stever.

As of June 30, 2009 and December 31, 2008, Joseph C. Passalaqua, a shareholder, loaned the Company a total $26,272 and $19,493 respectively.  These loans are payable on demand and carry a simple interest rate of 18% and 10% per annum. As of June 30, 2009 and December 31, 2008 there was $3,919 and $1,757 respectively of interest due on the notes.  In 2008, a partial repayment of the shareholder loans of both principle and interest had been paid.

As of June 30, 2009 and December 31, 2008, the Company has a Related Party Accounts Payable in the amount of $5,187 and $4,431 respectively due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the period ended June 30, 2009 and year ended December 31, 2008 were $1,950 and $4,431 respectively.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2008, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(113,000) from our inception on March 6, 1997 to December 31, 2008.  At December 31, 2008, we had $829 cash on hand, $6,433 in accounts receivable and an accumulated deficit of $(113,291). We have incurred net losses of approximately $(128,000) from our inception on March 6, 1997 to June 30, 2009.  At June 30, 2009, we had $49 cash on hand, $461 in accounts receivable and an accumulated deficit of $(128,192).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had $49 cash on hand and an accumulated deficit of $(128,192).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of June 30, 2009 we have notes payable to Joseph C. Passalaqua in the amount $26,272.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of June 30,2009 the accrued interest on these notes was $3,919.

Net cash used in operating activities was $7,559 during the six-month period ended June 30, 2009.

Net cash provided by investing activities was $0 during the six-month period ended June 30, 2009.

Net cash provided by financial activities was $6,779 during the six-month period ended June 30, 2009.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2008 and the six months ended June 30, 2009, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(128,192) as of June 30, 2009.  The company had net loss after taxes of $(14,901) for the current six months ending June 30, 2009 as compared to a net loss after taxes of $(35,896) for the six months ended June 30, 2008.

WORKING CAPTIAL

We had total assets of $1,123 and total liabilities of $75,715, which results in working capital deficit of $(74,592) for the six months ended June 30, 2009.  We had total assets of $8,262 and total liabilities of $67,953 resulting in a working capital deficit of $(59,691) for the year ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue decreased by $4,769, or approximately 92%, from $5,210 in the three months ended June 30, 2008 to $441 in the three months ended June 30, 2009. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the three months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $4,108, or approximately 92%, from $4,476 in the three months ended June 30, 2008 to $368 in the three months ended June 30, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the three months in 2009. The decline in demand caused the Company to purchase a lower amount of inventory in 2009 over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses increased by $3,095, or approximately 38%, from $8,242 in the three months ended June 30, 2008 to $11,337 in the three months ended June 30, 2009. The increase was due to professional fees for accounting during the current quarter.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $1,999, from $2,122 in the three months ended June 30, 2008 to $123 in the three months ended June 30, 2009. Professional fees, made up of accounting and legal fees increased by $5,085, from $5,960 in the three months ended June 30, 2008 to $11,045 in the three months ended June 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to accounting fees in 2009, when comparing the same three month period in 2008.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

REVENUES

Our total revenue decreased by $12,020, or approximately 96%, from $12,485 in the six months ended June 30, 2008 to $465 in the six months ended June 30, 2009. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the six months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $10,298, or approximately 96%, from $10,685 in the six months ended June 30, 2008 to $387 in the six months ended June 30, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the six months in 2009. The decline in demand caused the Company to purchase a lower amount of inventory in 2009 over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $23,943, or approximately 65%, from $36,700 in the six months ended June 30, 2008 to $12,757 in the six months ended June 30, 2009. The decline was due to a decrease in professional fees in both accounting and legal fees during the six months in 2009 when comparing the same period in 2008.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $2,014, from $2,238 in the six months ended June 30, 2008 to $224 in the six months ended June 30, 2009. Professional fees, made up of accounting and legal fees decreased by $21,408, from $33,603 in the six months ended June 30, 2008 to $12,195 in the six months ended June 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the decline in accounting and legal fees in 2009, when comparing the same six month period in 2008.

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2008, the Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics, which accounted for $24,624 of the total accumulated sales of $24,728 or 99% of the total accumulated sales of the Company as of December 31, 2008.  As of June 30, 2009 two customers accounted for $441of the total accumulated sales for the current quarter or 100% of the total revenue for the six months.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

* that a broker or dealer approve of a person’s account for transactions in penny stocks; and

* that the broker or dealer received from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

* obtain financial information and investment experience objectives of the person; and

* make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financials matters to be capable of evaluating the risks of transactions in penny stocks.

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

During the six months ended June 30, 2009 there were no sales of securities.

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

A.G. VOLNEY, INC.

Date: August 11, 2009	/s/ David F. Stever
Name: David F. Stever Title: President, Secretary (Principal Executive Officer and Principal Financial Officer)