Form 10-Q
period 2009-09-30
A.G. Volney Center, Inc
filed 2009-10-30
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of  September 30, 2009.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
SEPTEMBER 30, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as September 30, 2009 (Unaudited) and December 31, 2008	3
	Statements of Operations For the three months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2009 (Unaudited)	4
	Statements of Cash Flows For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2009 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$47	$829
Accounts Receivable	2,602	6,433
Related Party Accounts Receivable	461	-
Inventory (at lower of FIFO cost or market)	-	1,000

Total Current Assets	3,110	8,262

TOTAL ASSETS	$3,110	$8,262

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$43,705	$42,217
Related Party Accounts Payable	5,887	4,431
Sales Tax Payable	92	55
Shareholder Loan	26,322	19,493
Interest Payable	5,111	1,757

Total Current Liabilities	81,117	67,953

Total Liabilities	81,117	67,953

Stockholders' Equity
Preferred Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 and 17,300,000 shares outstanding
as of September 30, 2009 and December 31, 2008	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(131,607)	(113,291)

Total Stockholders' Equity	(78,007)	(59,691)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,110	$8,262

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative Since
					March 6, 1997
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	September 30,		September 30,		to September 30,
	2009	2008	2009	2008	2009
Revenues:
Sales Revenue	$2,602	$5,811	$2,602	$18,295	$64,598
Related Party Sales Revenue	-	-	465	-	816
Less: Cost of Goods Sold	(613)	(4,976)	(1,000)	(15,660)	(54,353)
Gross Profit	1,989	835	2,067	2,635	11,061

Expenses:
General and Administrative	360	(251)	584	1,987	3,949
Accounting Fees	3,152	(1,910)	13,397	11,000	49,797
Related Party Accounting Fees	700	1,100	2,650	3,794	12,950
Legal Fees	-	-	-	18,000	53,000
Organizational Costs	-	-	-	700	14,280
Outside Services	-	-	338	159	1,531
Total Expenses	4,212	(1,061)	16,969	35,640	135,507

Operating Income (Loss)	(2,223)	1,896	(14,902)	(33,005)	(124,446)

Other Income (Expense)
Interest, Net	(1,192)	(649)	(3,354)	(1,545)	(5,933)

Net Income (Loss) Before Taxes	(3,415)	1,247	(18,256)	(34,550)	(130,379)

Franchise Tax	-	-	(60)	(100)	(1,228)

Net Income (Loss)	$(3,415)	1,247	$(18,316)	$(34,650)	$(131,607)

Basic & Diluted Loss per Share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,330,000	17,330,000	17,330,000	16,125,401

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative Since
			March 6, 1997
	For the Nine Months Ended		(Date of Inception)
	September 30,		to September 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(18,316)	$(34,650)	$(131,607)
Stock Issued for Organizational Costs		-	13,300
(Increase) Decrease in Accounts Receivable	3,831	9,345	(2,602)
(Increase) Decrease in Related Party Accounts Receivable	(461)	-	(461)
(Increase) Decrease in Inventory	1,000	84	-
Increase (Decrease) in Accounts Payable	1,488	(14,061)	43,705
Increase (Decrease) in Related Party Payable	1,456	2,681	5,887
Increase (Decrease) in Sales Tax Payable	37	9	92
Increase (Decrease) in Accrued Interest	3,354	424	5,111
Net Cash Used in Operating Activities	(7,611)	(36,168)	(66,575)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	30,300	40,300
Payment on shareholder Loan	-	(22,950)	(22,950)
Proceeds from Shareholder Loan	6,829	27,993	49,272
Net Cash Provided by Financing Activities	6,829	35,343	66,622

Net (Decrease) Increase in
Cash and Cash Equivalents	(782)	(825)	47
Cash and Cash Equivalents
at Beginning of Period	829	939	-
Cash and Cash Equivalents
at End of Period	$47	$114	$47

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$1,121	$1,121
Franchise and Income Taxes	$60	$100	$1,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of September 30, 2009 and the nine months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(132,000) for the period from March 6, 1997 (inception) to September 30, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the period ended September 30, 2009 and the year ended December 31, 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of September 30, 2009 and December 31, 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $47 and $829 as of September 30, 2009 and December 31, 2008, all of which was fully covered by federal depository insurance.

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

	September 30,	December 31,
	2009	2008

Candles	$0	$1,000

Total	$0	$1,000

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2009 and December 31, 2008.

Major Supplier

During the year ended December 31, 2008 and period ended September 30, 2009 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

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

As of September 30, 2009, the Company lost some of its major customers. Fountain Treats is the one remaining major customer in 2009 and they accounted for 85% of the Company’s revenues. Two related party customers, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, accounted for 15% of the Company’s revenues.  The total revenues for September 30, 2009 were $3,067.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, accounts receivable, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the short-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the September 30, 2009 presentation.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Effective January 1, 2006, the company adopted the provisions of SFAS No. 123 (R) requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. Prior to September 1, 2006, the company accounted for awards granted to employees under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended. No stock options were granted to employees during the years ended December 31, 2007, and 2006 and accordingly, no compensation expense was recognized under APB No. 25 for the years ended December 31, 2008, and 2007. In addition, no compensation expense is recognized under provisions of SFAS No. 123 (R) with respect to employees as no stock options where granted to employees.

Under the modified prospective method of adoption for SFAS No. 123 (R), the compensation cost recognized by the company beginning on September 1, 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not vested as of September 1, 2006, based on the grant-dated fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No, 123 (R). The company uses the straight-line attribution method to recognize share-based compensation costs over the service period of the award. Upon exercise, cancellation, forfeiture, or expiration of stock options, or upon vesting or forfeiture of restricted stock units, deferred tax assets for options and restricted stock units with multiple vesting dates are eliminated for each vesting period on a first-in, first-out basis as if each vesting period was a separate award. To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the dated of implementation, the company followed the alternative transition method discussed in FASB Staff Position No. 123 (R)-3.  During the periods ended December 31, 2007 and 2006, no stock options were granted to non-employees. Accordingly, no stock-based compensation expense was recognized for new stock option grants in the Statement of Operations and Comprehensive Loss at December 31, 2008 and 2007.

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 - COMMITMENTS

As of September 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2009, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, were customers of the Company accounting for 15% of the sales revenue for the period. As of September 30, 2009, the Company has a related party accounts receivable in the amount of $461 due from David Stever.

As of September 30, 2009 and December 31, 2008, Joseph C. Passalaqua, a shareholder, loaned the Company a total $26,322 and $19,493 respectively.  These loans are payable on demand and carry a simple interest rate of 18% per annum. As of September 30, 2009 and December 31, 2008 there was $5,111 and $1,757 respectively of interest due on the notes.  In 2008, a partial repayment of the shareholder loans of both principle and interest had been paid.

As of September 30, 2009 and December 31, 2008, the Company has a Related Party Accounts Payable in the amount of $5,887 and $4,431 respectively due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the period ended September 30, 2009 and year ended December 31, 2008 were $2,650 and $4,431 respectively.

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

NOTE 8 – SUBSEQUENT EVENTS

A.G. Volney signed a Letter of Engagement with Sol V. Slotnik P.C., dated September 10, 2009, in connection for legal aid to be rendered.  The amount due from the Company is estimated between $5,000 and $10,000, to be determined upon completion of the legal services. As of September 30, 2009, no amounts have been paid and no services have been received.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2008, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(113,000) from our inception on March 6, 1997 to December 31, 2008.  At December 31, 2008, we had $829 cash on hand, $6,433 in accounts receivable and an accumulated deficit of $(113,291). We have incurred net losses of approximately $(132,000) from our inception on March 6, 1997 to September 30, 2009.  At September 30, 2009, we had $47 cash on hand, $3,063 in accounts receivable and an accumulated deficit of $(131,607).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $47 cash on hand and an accumulated deficit of $(131,607).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of September 30, 2009 we have notes payable to Joseph C. Passalaqua in the amount $26,322.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2009 the accrued interest on these notes was $5,111.

Net cash used in operating activities was $7,611 during the nine-month period ended September 30, 2009.

Net cash provided by investing activities was $0 during the nine-month period ended September 30, 2009.

Net cash provided by financial activities was $6,829 during the nine-month period ended September 30, 2009.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2008 and the nine months ended September 30, 2009, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(131,607) as of September 30, 2009.  The company had net loss after taxes of $(18,316) for the current nine months ending September 30, 2009 as compared to a net loss after taxes of $(34,650) for the nine months ended September 30, 2008.

WORKING CAPTIAL

We had total assets of $3,110 and total liabilities of $81,117, which results in working capital deficit of $(78,007) for the nine months ended September 30, 2009.  We had total assets of $8,262 and total liabilities of $67,953 resulting in a working capital deficit of $(59,691) for the year ended December 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total revenue decreased by $3,209, or approximately 55%, from $5,811 in the three months ended September 30, 2008 to $2,602 in the three months ended September 30, 2009. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the three months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $4,363, or approximately 88%, from $4,976 in the three months ended September 30, 2008 to $613 in the three months ended September 30, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the three months in 2009. Due to the decline in demand, the Company purchased a lower amount of inventory in 2009 over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses increased by $5,273, from a negative expense and credit due to the Company of $(1,061) in the three months ended September 30, 2008 to $4,212 in the three months ended September 30, 2009. This negative expense was due to a credit issued by Robison Hill, the company’s accounting firm during the quarter for previously billed accounting invoices. The increase was due to professional fees for accounting during the current quarter.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $611, from a credit of $(251) in the three months ended September 30, 2008 to $360 in the three months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $4,662, from a credit of $(810) in the three months ended September 30, 2008 to $3,852 in the three months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the increase in expense was due to accounting fees in 2009 and a credit on previous accounting expenses taken in 2008, when comparing the same three month period in 2008 and 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES

Our total revenue decreased by $15,228, or approximately 83%, from $18,295 in the nine months ended September 30, 2008 to $3,067 in the nine months ended September 30, 2009. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the nine months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $14,660, or approximately 94%, from $15,660 in the nine months ended September 30, 2008 to $1,000 in the nine months ended September 30, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the nine months in 2009.  Due to the decline in demand, the Company purchased a lower amount of inventory in 2009 over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $18,671, from $35,640 in the nine months ended September 30, 2008 to $16,969 in the nine months ended September 30, 2009. The decline was due to a decrease in professional fees, primarily legal fees during the nine months in 2009 when comparing the same period in 2008.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $1,403, from $1,987 in the nine months ended September 30, 2008 to $584 in the nine months ended September 30, 2009. Professional fees, made up of accounting and legal fees decreased by $16,747, from $32,794 in the nine months ended September 30, 2008 to $16,047 in the nine months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the decline in legal fees in 2009, when comparing the same nine month period in 2008.

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  During 2008, the Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics, which accounted for $24,624 of the total accumulated sales of $24,728 or 99% of the total accumulated sales of the Company as of December 31, 2008.  As of September 30, 2009 one major customer accounted for $2,602of the total accumulated sales for the current quarter or 85% of the total revenue for the nine months.

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

OUR SOLE OFFICER AND DIRECTOR HAS LIMITED TIME TO DEVOTE AND LACK SALES EXPERIENCE

Our current sole officer and director has some experience in retail but not wholesale sales and has limited time to devote.

The amount of time the sole officer and director devotes to our business may be limited:

Officer/Director	Percent (%) of time to be dedicated to Company
David F. Stever (Pres., CEO, CFO, Secretary and Sole Director)	30%

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

BECAUSE OUR SOLE OFFICER AND DIRECTOR IS INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our sole officer or director becomes exposed to liabilities invoking the indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Our bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

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

During the nine months ended September 30, 2009 there were no sales of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

PART III EXHIBITS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits required by Item 601 of Regulation S-B are attached.

Exhibit No.	Description
3	Certificate of Incorporation*
3.1	Certificate of Renewal and Revival of Certificate of Incorporation*
3.2	Certificate of Amendment of Certificate of Incorporation*
3.3	By-laws*
4.1	Form of Common Stock Certificate*
31.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of the Principal Executive Officer and Principal Financial Officer of Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously Submitted and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A.G. VOLNEY, INC.

Date: October 28, 2009	/s/ David F. Stever
Name: David F. Stever Title: President, Secretary (Principal Executive Officer and Principal Financial Officer)