Form 10-Q/A
period 2009-09-30
A.G. Volney Center, Inc
filed 2010-01-19
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
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

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
SEPTEMBER 30, 2009

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as September 30, 2009 (Unaudited) and December 31, 2008	3
	Statements of Operations For the three months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2009 (Unaudited)	4
	Statements of Cash Flows For the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to September 30, 2009 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$47	$829
Accounts Receivable	2,602	6,433
Related Party Accounts Receivable	461	-
Inventory (at lower of FIFO cost or market)	-	1,000

Total Current Assets	3,110	8,262

TOTAL ASSETS	$3,110	$8,262

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$13,705	$42,217
Related Party Accounts Payable	5,887	4,431
Sales Tax Payable	92	55
Shareholder Loan	26,322	19,493
Interest Payable	5,111	1,757

Total Current Liabilities	51,117	67,953

Total Liabilities	51,117	67,953

Stockholders' Equity
Preferred Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares outstanding
as of September 30, 2009 and December 31, 2008	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 and 17,300,000 shares outstanding
as of September 30, 2009 and December 31, 2008	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(101,607)	(113,291)

Total Stockholders' Equity	(48,007)	(59,691)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,110	$8,262

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
					Cumulative Since
	For the Three Months Ended		For the Nine Months Ended		March 6, 1997
	September 30,		September 30,		(Date of Inception)
	2009	2008	2009	2008	to September 30, 2009
Revenues:
Sales Revenue	$2,602	$5,811	$2,602	$18,295	$64,598
Related Party Sales Revenue	-	-	465	-	816
Less: Cost of Goods Sold	(613)	(4,976)	(1,000)	(15,660)	(54,353)
Gross Profit	1,989	835	2,067	2,635	11,061

Expenses:
General and Administrative	360	(251)	584	1,987	3,949
Accounting Fees	3,152	(1,910)	13,397	11,000	49,797
Related Party Accounting Fees	700	1,100	2,650	3,794	12,950
Legal Fees	-	-	-	18,000	53,000
Organizational Costs	-	-	-	700	14,280
Outside Services	-	-	338	159	1,531
Total Expenses	4,212	(1,061)	16,969	35,640	135,507

Operating Income (Loss)	(2,223)	1,896	(14,902)	(33,005)	(124,446)

Other Income (Expense)
Extinguishment of Liabilities	30,000	-	30,000	-	30,000
Interest, Net	(1,192)	(649)	(3,354)	(1,545)	(5,933)

Total Other Income (Expense)	28,808	(649)	26,646	(1,545)	24,067

Net Income (Loss) Before Taxes	26,585	1,247	11,744	(34,550)	(100,379)

Franchise Tax	-	-	(60)	(100)	(1,228)

Net Income (Loss)	$26,585	1,247	$11,684	$(34,650)	$(101,607)

Basic & Diluted
Earnings (Loss) per Share	$0.00	$0.00	$0.00	$(0.00)

Weighted Average Shares
Outstanding	17,330,000	17,330,000	17,330,000	16,125,401

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Since
	For the Nine Months Ended		March 6, 1997
	September 30,		(Date of Inception)
	2009	2008	to September 30, 2009
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (Loss)	$11,684	$(34,650)	$(101,607)
Stock Issued for Organizational Costs		-	13,300
Extinguishment of Liabilities	(30,000)	-	(30,000)
(Increase) Decrease in Accounts Receivable	3,831	9,345	(2,602)
(Increase) Decrease in Related Party Accounts Receivable	(461)	-	(461)
(Increase) Decrease in Inventory	1,000	84	-
Increase (Decrease) in Accounts Payable	1,488	(14,061)	43,705
Increase (Decrease) in Related Party Payable	1,456	2,681	5,887
Increase (Decrease) in Sales Tax Payable	37	9	92
Increase (Decrease) in Accrued Interest	3,354	424	5,111
Net Cash Used in Operating Activities	(7,611)	(36,168)	(66,575)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	30,300	40,300
Payment on shareholder Loan	-	(22,950)	(22,950)
Proceeds from Shareholder Loan	6,829	27,993	49,272
Net Cash Provided by Financing Activities	6,829	35,343	66,622

Net (Decrease) Increase in
Cash and Cash Equivalents	(782)	(825)	47
Cash and Cash Equivalents
at Beginning of Period	829	939	-
Cash and Cash Equivalents
at End of Period	$47	$114	$47

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$1,121	$1,121
Franchise and Income Taxes	$60	$100	$1,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $(101,000) for the period from March 6, 1997 (inception) to September 30, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”.

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 – EXTINGUISHMENT OF LIABILITIES

As of September 30, 2009, the Company negotiated a $30,000 reduction in accounts payable for legal services accrued in 2007.  This reduction has been recorded as a reduction to accounts payable on the accompanying balance sheet as of September 30, 2009 and as an extinguishment of liabilities on the accompanying statements of operations and cash flows for the nine months ended September 30, 2009.

NOTE 6 - COMMITMENTS

As of September 30, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 7 – RELATED PARTY TRANSACTIONS (Continued)

During 2003, the Company issued 400,000 shares to David F. Stever, President of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to Samantha Ford, Secretary of the Company/ Director, for services rendered.

During 2003, the Company issued 400,000 shares to John J. Connolly, Director of the Company, for services rendered.

NOTE 8- COMMON STOCK TRANSACTIONS

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 8- COMMON STOCK TRANSACTIONS (Continued)

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

NOTE 9 – SUBSEQUENT EVENTS

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2008, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(113,000) from our inception on March 6, 1997 to December 31, 2008.  At December 31, 2008, we had $829 cash on hand, $6,433 in accounts receivable and an accumulated deficit of $(113,291). We have incurred net losses of approximately $(101,000) from our inception on March 6, 1997 to September 30, 2009.  At September 30, 2009, we had $47 cash on hand, $3,063 in accounts receivable and an accumulated deficit of $(101,607).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had $47 cash on hand and an accumulated deficit of $(101,607).  Our primary source of liquidity for the current quarter has been from borrowing from a Joseph C. Passalaqua, a principal stockholder. As of September 30, 2009 we have notes payable to Joseph C. Passalaqua in the amount $26,322.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of September 30, 2009 the accrued interest on these notes was $5,111.

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

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(101,607) as of September 30, 2009.  The company had net income after taxes of $11,684 for the current nine months ending September 30, 2009 as compared to a net loss after taxes of $(34,650) for the nine months ended September 30, 2008.

WORKING CAPTIAL

We had total assets of $8,262 and total liabilities of $67,953 resulting in a working capital deficit of $(59,691) for the year ended December 31, 2008. We had total assets of $3,110 and total liabilities of $51,117, which results in working capital deficit of $(48,007) for the nine months ended September 30, 2009.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $5,273, from a negative expense and credit due to the Company of $(1,061) in the three months ended September 30, 2008 to $4,212 in the three months ended September 30, 2009. This negative expense was due to a credit issued by Robison Hill, the company’s accounting firm during the quarter for previously billed accounting invoices. The increase was due to professional fees for accounting during the current quarter.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $611, from a credit of $(251) in the three months ended September 30, 2008 to $360 in the three months ended September 30, 2009. Professional fees, made up of accounting and legal fees increased by $4,662, from a credit of $(810) in the three months ended September 30, 2008 to $3,852 in the three months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to accounting fees in 2009 and a credit on previous accounting expenses taken in 2008, when comparing the same three month period in 2008 and 2009. As of September 30, 2009, the Company negotiated a $30,000 reduction in accounts payable for legal services accrued in 2007.  This reduction has been recorded as a reduction to accounts payable on the accompanying balance sheet as of September 30, 2009 and as an extinguishment of liabilities on the accompanying statements of operations and cash flows for the nine months ended September 30, 2009.

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

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses decreased by $18,671, from $35,640 in the nine months ended September 30, 2008 to $16,969 in the nine months ended September 30, 2009. The decline was due to a decrease in professional fees, primarily legal fees during the nine months in 2009 when comparing the same period in 2008.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $1,403, from $1,987 in the nine months ended September 30, 2008 to $584 in the nine months ended September 30, 2009. Professional fees, made up of accounting and legal fees decreased by $16,747, from $32,794 in the nine months ended September 30, 2008 to $16,047 in the nine months ended September 30, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  The bulk of the decrease in expense was due to the decline in legal fees in 2009, when comparing the same nine month period in 2008. As of September 30, 2009, the Company negotiated a $30,000 reduction in accounts payable for legal services accrued in 2007.  This reduction has been recorded as a reduction to accounts payable on the accompanying balance sheet as of September 30, 2009 and as an extinguishment of liabilities on the accompanying statements of operations and cash flows for the nine months ended September 30, 2009.

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

THE COMPANY’S OFFICERS AND DIRECTORS  HAVE LIMITED TIME TO DEVOTE AND LACK SALES EXPERIENCE

Our current officers and directors have some experience in retail but not wholesale sales and have limited time to devote.

The amount of time officers and directors devote to our business may be limited:

Officer/Director	Percent (%) of time to be dedicated to Company
David F. Stever - President, CEO, CFO, and Director	30%
Samantha Ford - Secretary and Director	10%

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

BECAUSE OUR OFFICERS AND DIRECTORS ARE INDEMNIFIED AGAINST CERTAIN LOSSES, WE MAY BE EXPOSED TO COSTS ASSOCIATED WITH LITIGATION.

If our officers or directors become exposed to liabilities invoking the indemnification provisions, we could be exposed to additional un-reimbursable costs, including legal fees. Our bylaws provide that our directors and officers will not be liable to us or to any shareholder and will be indemnified and held harmless for any consequences of any act or omission by the directors and officers unless the act or omission constitutes gross negligence or willful misconduct. Extended or protracted litigation could have a material adverse effect on our cash flow.

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

A.G. VOLNEY, INC.

Date: January 18, 2010	/s/ David F. Stever _____________________________________
Name: David F. Stever Title: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)