Form 10-K
period 2009-12-31
A.G. Volney Center, Inc
filed 2010-02-26
CIK 1367777

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes [  ]   No [ X ]

The Company has no non-voting common stock.  The aggregate market value of the Company's voting common stock held by non-affiliates as of December 31, 2009 could not be determined because there have been no recent sales of such stock and there is no established public trading market.

As of December 31, 2009 17,330,000 shares of the Company's $.001 par value common stock were issued and outstanding.

State issuer’s revenues for its most recent fiscal year: $3,067

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

To date, we have purchased items at an aggregate purchase price of $54,353 and resold products for an aggregate sales price of $65,414. Our sales are made by selling items purchased wholesale to small business owners for retail. Although our purchases and sales have been minimal and our expenses far exceed our revenues resulting in a net loss, we have identified potential suppliers and have opened accounts with them and continually search for suppliers in New York State to save on shipping costs. To date, we have not been able to conduct these business affairs without further capital.

We anticipate selling nationwide, but our initial focus will be in New York.

We are currently looking to find a suitable merger candidate and alternative financing.  Although we have had discussions with various third parties, no firm commitments have been obtained to date.

DISTRIBUTION

We anticipate selling nationwide through the internet, but our initial focus will be in the New York area. We continually search for suppliers in New York State to save on shipping and handling costs. We have identified potential suppliers and opened accounts.

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

Our operations are conducted by David F. Stever, our President, Chief Executive Officer, and Chief Financial Officer and Director, and Samantha M. Ford, our Secretary and Director. Currently, and for the near future, Mr. Stever deposits all payments in our bank account from which he draws upon to make purchases of inventory. He has also set up accounts with manufacturers and resellers for purchases.  Mr. Stever also prepares advertising material and solicits sales by personally contacting potential buyers and interacting with potential customers online. Mr. Stever is aided in his efforts by Ms. Samantha M. Ford on a part-time basis.

We do not anticipate hiring any additional personnel or consultants unless and until further capital is raised.

EMPLOYEES

As of December 31, 2009, the Company had no full-time employees.  Mr. Stever and Ms. Ford work for the Company on a part-time and as needed basis.

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

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2008 and 2009, and the losses are projected to continue in 2010.  Our net losses were $(39,067) and $ (4,080) for fiscal years ended  2008 and 2009, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

OUR OFFICERS AND DIRECTORS HAVE LIMITED TIME TO DEVOTE AND LACK SALES EXPERIENCE

Our current officers and directors have experience in retail but not wholesale sales and have limited time to devote. For example, Ms. Ford will only be able to devote 10% of her time to the business .  Samantha M. Ford, an officer and director, has approximately two years experience in sales as an associate in a major retail chain and two years experience as an assistant manager at a Thrift Store. However, her experience is limited, and she has no experience in discount or overrun merchandise.

The amount of time officers and directors devote to our business may be limited:

Officer/Director	Percent (%) of time to be dedicated to Company
David F. Stever (Pres., CEO, CFO and Director)	40%
Samantha M. Ford (Secretary, Treasurer and Director)	10%

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

ITEM 3.LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

Not Applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANTS RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES .

(a)	MARKET INFORMATION. The Company's common stock is not trading on any public trading market or stock exchange.

 (b) HOLDERS. As of December 31, 2009, there were approximately 61 holders of the 17,330,000 shares of the Company’s common stock.

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

During the year ended December 31, 2009, there were no sales of unregistered securities.

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
                                            Phone: 732-872-2727
                                             Fax: 732-872-2728

ITEM 6.   SELECTED FINANCIAL DATA ..

The table below summarizes our audited balance sheet at December 31, 2009 compared to December 31, 2008, and statement of operations for the fiscal year ended December 31, 2009 compared to December 31, 2008.

	At December 31,
	2009 (Audited)	2008 (Audited)
Balance Sheet:
Cash	$23	$829
Total Assets	$3,086	$8,262
Total Liabilities	$66,857	$67,953
Total Stockholders’ Equity (Deficit)	$(63,771)	$(59,691)

	For the Fiscal Year Ended December 31,
	2008 (Audited)	2008 (Audited)
Statement of Operations :
Revenue	$3,067	$24,728
Net Loss	$(4,080)	$(39,067)
Net Loss Per Share of Common Stock	---	---

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

ORGANIZATION AND BASIS OF PRESENTATION

The following discussion and analysis is based on the audited financial statements for the years ended December 31, 2009 and 2008 of A.G. Volney Center, Inc.,, a Delaware corporation  (“A.G. Volney,” the “Company,” “our,” or “we”). All significant inter-company amounts have been eliminated. In the opinion of management, the audited financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation. Interim results are not necessary indicative of results to be expected for the entire year.

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

We have had only limited operations since our renewal in July 2003. We have limited assets of $3,086 as of December 31, 2009.  In 2009 a majority of the assets were in the form of accounts receivable from customers that purchased merchandise.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may not be able to remain a viable company and may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2009 and 2008, and the losses are projected to continue in 2010. Our net losses were $(4,080) and $(39,067) through the fiscal years ended 2009 and 2008, respectively. We have a cumulative net loss from March 6, 1997 (Date of Inception) to December 31, 2009 of $(117,371). We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009,  Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(117,371) from our inception on March 6, 1997 to December 31, 2009.  At December 31, 2009, we had $23 cash on hand, $3,063 in accounts receivable, $0 in inventory and an accumulated deficit of $(117,371). See “Liquidity and Capital Resources.”

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2009, we had $23 cash on hand and an accumulated deficit of $(117,371).Our primary source of liquidity has been from the sales of common stock and borrowings from a Joseph C. Passalaqua, a principal stockholder and Mary Passalaqua a principal stockholder. The Company has generated $40,300 from the sale of common stock. As of December 31, 2009, we have notes payable to Joseph C. Passalaqua and Mary Passalaqua, both shareholders in the Company, in the amount $35,722.  These notes bear a simple interest rate of 18% per annum and are payable upon demand. As of December 31, 2009, the accrued interest on these notes was $6,387.

Net cash used in operating activities was $17,035 during the twelve-month period ended December 31, 2009.  This compares to net cash used in operating activities of $35,453 for the twelve-month period ended December 31, 2008.

Net cash provided by investing activities was $0 during twelve-month period ended December 31, 2009.  This compares to net cash provided by investing activities of $0 for the twelve-month period ended December 31, 2008.

Net cash provided by financing activities was $16,229 during twelve-month period ended December 30, 2009, representing the proceeds from related party notes in the amount of $16,229. This compares to net cash provided by financing activities of $35,343 for the twelve-month period ended December 31, 2008, representing the proceeds from related party notes of $27,993 and $(22,950) subtracted due to the partial repayment on some of these loans in 2008 and the sale of common stock totaling $30,300.

Our expenses to date are largely due to professional fees that include accounting and legal fees.  In 2009 there was an extinguishment of debt of legal fees that totaled $30,000.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2009, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

NET LOSS FROM OPERATIONS

We had net loss after taxes of $(4,080) for the fiscal year ended December 31, 2009 as compared to a net loss after taxes of $(39,067) for the fiscal year ended December 31, 2008. This decrease in net loss from 2008 to 2009 was due to an extinguishment of debt in 2009.

WORKING CAPTIAL

We had total assets of $3,086 and total liabilities of $66,857, which results in working capital deficit of $(63,771)for the fiscal year ended December 31, 2009 as compared to total assets of $8,262 and total liabilities of $67,953 resulting in a working capital deficit of $(59,691) as of December 31, 2008.

THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

REVENUES

Our total revenue decreased by $21,661, or approximately 88%, from $24,728 in the year ended December 31, 2008 to $3,067 in the year ended December 31, 2009. This decrease was attributable to the decline in demand from our customers for our products and a decline in sales during the twelve months in 2009 over the same period in 2008.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $20,150, or approximately 95%, from $21,150 in the year ended December 31, 2008 to $1,000 in the year ended December 31, 2009. This decrease in cost of sales was a direct effect of a decline in total sales during the twelve months in 2009.  This decline in demand lead to the Company purchasing a lower amount of inventory over the previous period in 2008.

OPERATION AND ADMINISTATIVE EXPENSES

Operating expenses decreased by $8,558 or approximately 21%, from $40,015 in the year ended December 31, 2008 to $31,457 in the year ended December 31, 2009. Operating expenses primarily consist of general and administrative expenses (G&A), outside services, organizational costs and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, decreased by $1,512, from $2,125 in the twelve months ended December 31, 2008 to $613 in the twelve months ended December 31, 2009. Outside Services made up stock transfer services and Outside Services, made up of registered agent fees and incorporation fees, increased by $ 2,479, from $859 in the twelve months ended December 31, 2008 to $ 3,338 in the twelve months ended December 31, 2009. Professional fees, made up of accounting and legal fees decreased by $9,525, from $37,031 in the year ended December 31, 2008 to $27,506 in the year ended December 31, 2009. These are fees we pay to accountants and attorneys throughout the year for performing various tasks.  Our expenses to date are largely due to professional fees that include accounting and legal fees.  In 2009 there was an extinguishment of debt of legal fees that totaled $30,000.

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

PREFERRED STOCK

We are authorized to issue 10,000,000 shares of Preferred Stock, with a par value of $0.001.  There are 0 shares of preferred stock issued and outstanding as of the date of this form 10-K.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  The Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics which accounted for $ 60,917 of the total accumulated sales of $65,414 or 93% of the total accumulated sales of the Company to date.

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

A .G. VOLNEY CENTER, INC.
(A Development Stage Company)

-:-

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS' REPORT

DECEMBER 31, 2009

CONTENTS

Page

Independent Registered Public Accountants' Report	F - 1

Balance Sheets
December 31, 2009 and December 31, 2008	F - 2

Statements of Operations
For the years ended December 31, 2009 and 2008
Since March 6, 1997 (inception) to December 31, 2009	F - 3

Statement of Stockholders' Equity
Since March 6, 1997 (inception) to December 31, 2009	F - 4

Statements of Cash Flows
For the years Ended December 31, 2009 and 2008
Since March 6, 1997 (inception) to December 31, 2009	F - 5

Notes to Financial Statements	F - 6

ROBISON, HILL & CO.	Certified Public Accountants
A PROFESSIONAL CORPORATION
BRENT M. DAVIES, CPA
DAVID O. SEAL, CPA
W. DALE WESTENSKOW, CPA
BARRY D. LOVELESS, CPA
STEPHEN M. HALLEY, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of A.G. Volney Center, Inc.

We have audited the accompanying balance sheets of A.G. Volney Center, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2009. A.G. Volney Center, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of A.G. Volney Center, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses of approximately $117,000, has a liquidity problem and has minimal revenues, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROBISON, HILL & CO.
Robison, Hill & Co.
Certified Public Accountants

Salt Lake City, UT
February 25, 2010

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash	$23	$829
Accounts Receivable	3,063	6,433
Inventory (at lower of FIFO cost or market)	-	1,000

Total Current Assets	3,086	8,262

TOTAL ASSETS	$3,086	$8,262

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$17,956	$42,217
Related Party Payable	6,700	4,431
Sales Tax Payable	92	55
Shareholder Loans	35,722	19,493
Interest Payable	6,387	1,757

Total Current Liabilities	66,857	67,953

Total Liabilities	66,857	67,953

Stockholders' Equity
Preferred Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares outstanding
as of December 31, 2009 and December 31, 2008	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 shares outstanding
as of December 31, 2009 and December 31, 2008	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(117,371)	(113,291)

Total Stockholders' Equity	(63,771)	(59,691)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,086	$8,262

The accompanying notes are an integral part of these financial statements

A.G. Volney Center, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended		Cumulative Since
	December 31,		March 6, 1997
	2009	2008	(Inception)
Revenues:
Sales Revenue	$2,602	$24,624	$64,598
Related Party Sales Revenue	465	104	816
Less: Cost of Goods Sold	(1,000)	(21,150)	(54,353)
Gross Profit	2,067	3,578	11,061

Expenses:
General and Administrative	613	2,125	3,978
Accounting Fees	16,648	14,600	53,048
Related Party Accounting Fees	3,463	4,431	13,763
Legal Fees	7,395	18,000	60,395
Organizational Costs	-	700	14,280
Outside Services	3,338	159	4,531
Total Expenses	31,457	40,015	149,995

Operating Income (Loss)	(29,390)	(36,437)	(138,934)

Other (Income) Expense
Extinguishment of Liabilities	30,000	-	30,000
Interest, Net	(4,630)	(2,430)	(7,209)
Total Other Income (Expense)	25,370	(2,430)	22,791

Net Loss Before Taxes	(4,020)	(38,867)	(116,143)

Franchise Tax	(60)	(200)	(1,228)

Net Income (Loss)	$(4,080)	$(39,067)	$(117,371)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,300,000	16,435,479

The accompanying notes are an integral part of these financial statements

A. G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
				Since	Total
				March 6,	Stockholders'
	Common Stock		Paid in	1997	Equity
	Shares	Par Value	Capital	(Inception)	Deficiency
Balance at March 6, 1997 (Inception)	1,210	$12,100	$-	$-	$12,100
Net Loss	-	-	-	(12,100)	(12,100)
Balance at December 31, 1997	1,210	12,100	-	(12,100)	-

Balance at December 31, 2002
as originally reported	1,210	12,100	-	(12,100)	-
July 29, 2003 10,000:1 Forward Stock Split	12,098,790	-	-	-	-
Restated Balance at December 31, 2002	12,100,000	12,100	-	(12,100)	-
Stock issued for Services July 31, 2003	1,200,000	1,200	-	-	1,200
Net Loss	-	-	-	(1,200)	(1,200)
Balance at December 31, 2003	13,300,000	13,300	-	(13,300)	-

Stock issued for Cash, February 26, 2004	100,000	100	900	-	1,000
Stock issued for Cash, March 02, 2004	500,000	500	4,500	-	5,000
Stock issued for Cash, March 12, 2004	100,000	100	900	-	1,000
Net Loss	-	-	-	(1,717)	(1,717)
Balance at December 31, 2004	14,000,000	14,000	6,300	(15,017)	5,283

Stock issued for Cash, October 23, 2005	100,000	100	900	-	1,000
Stock issued for Cash, October 31, 2005	100,000	100	900	-	1,000
Net Loss	-	-	-	(412)	(412)
Balance at December 31, 2005	14,200,000	14,200	8,100	(15,429)	6,871

Stock issued for Cash, February 13, 2006	100,000	100	900	-	1,000
Net Loss	-	-	-	(14,983)	(14,983)
Balance at December 31, 2006	14,300,000	14,300	9,000	(30,412)	(7,112)

Net Loss	-	-	-	(43,812)	(43,812)
Balance at December 31, 2007	14,300,000	14,300	9,000	(74,224)	(50,924)

Stock issued for Cash, April 11, 2008	1,030,000	1,030	9,270	-	10,300
Stock issued for Cash, April 22, 2008	1,000,000	1,000	9,000	-	10,000
Stock issued for Cash, April 23, 2008	500,000	500	4,500	-	5,000
Stock issued for Cash, April 24, 2008	500,000	500	4,500	-	5,000
Net Loss	-	-	-	(39,067)	(39,067)
Balance at December 31, 2008	17,330,000	17,330	36,270	(113,291)	(59,691)

Net Loss	-	-	-	(4,080)	(4,080)
Balance at December 31, 2009	17,330,000	$17,330	$36,270	$(117,371)	$(63,771)

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			Cumulative
			since
	For the Year Ended		March 6,
	December 31,		1997
	2009	2008	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(4,080)	$(39,067)	$(117,371)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	3,370	8,679	(3,063)
(Increase) Decrease in Inventory	1,000	84	-
Increase (Decrease) in Accounts Payable	(24,261)	(9,784)	17,956
Increase (Decrease) in Related Party Payable	2,269	3,318	6,700
Increase (Decrease) in Sales Tax Payable	37	9	92
(Increase) Decrease in Accrued Interest	4,630	1,308	6,387
Net Cash Used in Operating Activities	(17,035)	(35,453)	(75,999)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	30,300	40,300
Payment on Shareholder Loan	-	(22,950)	(22,950)
Proceeds from Shareholder Loan	16,229	27,993	58,672
Net Cash Provided by Financing Activities	16,229	35,343	76,022

Net (Decrease) Increase in
Cash and Cash Equivalents	(806)	(110)	23
Cash and Cash Equivalents
at Beginning of Period	829	939	-
Cash and Cash Equivalents
at End of Period	$23	$829	$23

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$1,121	$1,121
Franchise and Income Taxes	$60	$200	$1,228

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $117,000 for the period from March 6, 1997 (inception) to December 31, 2009, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the years ended December 31, 2009 and 2008, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009 and 2008, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $23 and $829 as of December 31, 2009 and 2008 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2009 and 2008.

Major Supplier

During the year ended December 31, 2009 the company did not make any purchases.  During the year ended December 31, 2008 one supplier, Seven Oceans Enterprises, Inc. accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Major Customers

During the year ended December 31, 2009, one major customer accounted for 85% of the Company’s revenues.  The Company had revenues of $2,602 from Fountain Treats.  The total revenues for December 31, 2009 were $3,067.

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

Reclassification

Certain reclassifications have been made in the 2008 financial statements to conform to the December 31, 2009 presentation.

Recent Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (ASU 2009-13), which provided an update to ASC 605.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting in multiple-deliverable arrangements. The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact that this update will have on its Financial Statements.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB created the Accounting Standards Codification, which is codified as ASC 105.  ASC 105 establishes the codification as the single official non-governmental source of authoritative accounting principles (other than guidance issued by the SEC) and supersedes and effectively replaces previously issued GAAP hierarchy framework.  All other literature that is not part of the codification will be considered non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  The Company has applied the codification, as required, beginning with the 2009 Form 10-K.  The adoption of the codification did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through February 25, 2010.

In April 2009, the FASB updated ASC 820 to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  ASC 820 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The implementation of ASC 820 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB updated ASC 825 regarding interim disclosures about fair value of financial instruments.  ASC 825 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The implementation of ASC 825 did not have a material effect on the Company’s financial statements.

A. G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In April 2009, the FASB updated ASC 320 for proper recognition and presentation of other-than-temporary impairments.  ASC 320 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The implementation of ASC 320 did not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - INCOME TAXES

As of December 31, 2009, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $104,000 that may be offset against future taxable income through 2029.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2009	2008
Net Operating Losses	$15,600	$15,000
Valuation Allowance	(15,600)	(15,000)
	$-	$-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2009	2008
Provision (Benefit) at US Statutory Rate	$600	$5,861
Increase (Decrease) in Valuation Allowance	(600)	(5,861)
	$-	$-

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

With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2006. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2009:

United States (a)	2006– Present

(a)	Includes federal as well as state or similar local jurisdictions, as applicable.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 5 – EXTINGUISHMENT OF LIABILITIES

As of December 31, 2009, the Company negotiated a $30,000 reduction in accounts payable for legal services accrued in 2007.  This reduction has been recorded as a reduction to accounts payable on the accompanying balance sheet as of December 31, 2009 and as an extinguishment of liabilities on the accompanying statements of operations and cash flows for the year ended December 31, 2009.

NOTE 6 - COMMITMENTS

As of December 31, 2009, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 7 – RELATED PARTY TRANSACTIONS

As of December 31, 2009, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, were customers of the Company accounting for 15% of the sales revenue for the period. As of December 31, 2009, the Company has a Related Party Accounts Receivable in the amount of $461 due from David Stever.

As of December 31, 2009, two major shareholders, Joseph C. Passalaqua and Mary Passalaqua, loaned the Company $35,722.  These loans are payable on demand and carry a simple interest rate of 18% per annum. In 2008, a partial repayment to Joseph C. Passalqua was made to both principle and interest. As of December 31, 2009 there was $6,387 of interest due on the notes.

As of December 31, 2009, the Company currently has a Related Party Accounts Payable in the amount of $6,700 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder and an in-law to Stephanie Passalaqua officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services during the year ended December 31, 2009 were $3,463.

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

NOTE 9 – SUBSEQUENT EVENTS

A. G. Volney Center, Inc. evaluated all events subsequent to December 31, 2009 through February 25, 2010 and concluded that there are no significant or material transactions to be reported for the period from January 1, 2010 to February 25, 2010.

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

PART III.

ITEM 10. DIRECTORS EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of our current directors, executive officers and key consultants as well as the principal offices and positions held by each person. We are managed by our Board of Directors. Currently, the Board has two members. Our executive officers serve at the discretion of the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected an executive officer.
Name	Age	Position	Director Since
David F. Stever	64	President, Chief Executive Officer, Chief Financial Officer and Director	July 2003
Samantha M. Ford	26	Secretary and Director	December 2009

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

The Board of Directors has determined that A.G. Volney does not have a financial expert on its audit committee due to the small size and scope of the issuer's current status. The management experience of Mr. Stever  requires the exercise of fiscal management in which degree will be required to manage A.G. Volney Center, Inc. in its growth over the next two years. Directors are elected annually or until their respective successors are elected and qualify

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 405 of Regulation S-B requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information.  From the effective date our Registration Statement on Form 10-SB (File No.: 0-52269) on December 18, 2006 through December 31, 2009, our executive officer and directors: David F. Stever (CEO, President and CFO), Samantha M. Ford (Secretary and Treasurer) and John J. Connelly and the stockholders listed in Item 12 who beneficially own more than 10% of our common stock have filed Forms 3, 4 or 5 with the Securities and Exchange Commission.

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

ITEM 11.    EXECUTIVE COMPENSATION

During the last fiscal year ended December 31, 2009, no compensation has been awarded to, earned by or paid to our officers or directors. Management has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay officers or directors. Further, our officers and directors are not accruing any compensation pursuant to any agreement with us.

None of our officers or directors has received any cash remuneration. Officers will not receive any remuneration upon completion of an offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs..

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees. There is no understanding or agreement regarding compensation our management will receive after a business combination that is required to be included in a table, or otherwise.

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

Name and Address	Shares Held	Percentage(1)
David F. Stever 124 Lincoln Ave. S. Liverpool. NY 13088	400,000	2%

Samantha M. Ford 410 Balsam Street Liverpool, NY 13088	400,000	2%

Carl E. Worboys 118 Chatham Rd. Syracuse, NY 13203	6,000,000	35%

Joseph C. Passalaqua 106 Glenwood Dr. S. Liverpool, NY 13090	6,000,000	35%

All Directors and Executive Officers as a Group (without naming them) (2 persons)	800,000	5%

(1) Based on 17,330,000 shares of common stock issued and outstanding as of December 31, 2009.

None of the persons listed above have the right to acquire beneficial ownership within sixty days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2009, A.G. Volney incurred a liability to Lyboldt-Daly in the amount of $6,700.  Lyboldt-Daly completed the bookkeeping and internal accounting for A.G. Volney, Inc.  Joseph Passalaqua is President of Lyboldt-Daly and a major shareholder in A.G. Volney, Inc.

As of December 31, 2009, all activities of A.G. Volney have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by A.G. Volney for the use of these facilities and there are no commitments for future use of the facilities

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

AUDIT FEES AND AUDIT RELATED FEES

Aggregate fees billed by the Company's principal accountants, Robison, Hill & Company, for audit services related to the most recent two fiscal years, and for other professional services billed in the most recent two fiscal years, were as follows:

	FISCAL 2009	FISCAL 2008
Audit Fees (1)	$16,398	$14,300
Tax Fees (2)	$250	$170
Other Fees	None	None

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

A.G. VOLNEY CENTER, INC.

Date: February 25, 2010	By:	/s/ DAVID F. STEVER
David F. Stever
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal and Accounting Financial Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this   report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2010	Name	Position
	/s/ DAVID F. STEVER David F. Stever	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

	/s/ SAMANTHA F. FORD Samantha F. Ford	Secretary and Director