Form 10-Q
period 2010-03-31
A.G. Volney Center, Inc
filed 2010-04-23
CIK 1367777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Yes ( )  No (X)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  17,330,000 shares of Common Stock, par value $0.001 per share, as of  March 31, 2010.

Transitional Small Business Disclosure Format (check one): Yes ( ) No ( X)

A.G. VOLNEY CENTER, INC.
MARCH 31, 2010

	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Balance Sheets as March 31, 2010 (Unaudited) and December 31, 2009	3
	Statements of Operations For the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to March 31, 2010 (Unaudited)	4
	Statements of Cash Flows For the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited) For the cumulative period from March 6, 1997 (Inception) to March 31, 2010 (Unaudited)	5
	Notes to Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

	SIGNATURES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash	$103,085	$23
Accounts Receivable	-	3,063

Total Current Assets	103,085	3,086

TOTAL ASSETS	$103,085	$3,086

LIABILITIES & EQUITY
Current Liabilities:
Accounts Payable	$13,990	$17,956
Related Party Payable	7,800	6,700
Sales Tax Payable	92	92
Shareholder Loans	154,596	35,722
Interest Payable	8,486	6,387

Total Current Liabilities	184,964	66,857

Total Liabilities	184,964	66,857

Stockholders' Equity
Preferred Stock- $.001 par value; 10,000,000 shares
authorized; 0 shares outstanding
as of March 31, 2010 and December 31, 2009	-	-
Common Stock- $.001 par value; 100,000,000 shares
authorized; 17,330,000 shares outstanding
as of March 31, 2010 and December 31, 2009	17,330	17,330
Additional Paid-In Capital	36,270	36,270
Deficit Accumulated During the Development Stage	(135,479)	(117,371)

Total Stockholders' Equity	(81,879)	(63,771)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,085	$3,086

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		Cumulative Since
	March 31,		March 6, 1997
	2010	2009	(Inception)
Revenues:
Sales Revenue	$-	$-	$64,598
Related Party Sales Revenue	-	24	816
Less: Cost of Goods Sold	-	(19)	(54,353)
Gross Profit	-	5	11,061

Expenses:
General and Administrative	172	102	4,150
Accounting Fees	13,399	-	66,447
Related Party Accounting Fees	1,100	1,150	14,863
Legal Fees	-	-	60,395
Outside Services	1,135	169	19,946
Total Expenses	15,806	1,421	165,801

Operating Income (Loss)	(15,806)	(1,416)	(154,740)

Other Income (Expense)
Extinguishment of Liabilities	-	-	30,000
Interest, Net	(2,099)	(988)	(9,308)
Total Other Income (Expense)	(2,099)	(988)	20,692

Net Loss Before Taxes	(17,905)	(2,404)	(134,048)

Franchise Tax	(203)	(60)	(1,431)

Net Income (Loss)	$(18,108)	$(2,464)	$(135,479)

Basic & Diluted Loss per Share	$(0.00)	$(0.00)

Weighted Average Shares
Outstanding	17,330,000	17,330,000

The accompanying notes are an integral part of these financial statements

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			Cumulative
			since
	For the Three Months Ended		March 6,
	March 31,		1997
	2010	2009	(Inception)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(18,108)	$(2,464)	$(135,479)
Stock Issued for Organizational Costs	-	-	13,300
(Increase) Decrease in Accounts Receivable	3,063	6,433	-
(Increase) Decrease in Inventory	-	19	-
Increase (Decrease) in Accounts Payable	(3,966)	(12,217)	13,990
Increase (Decrease) in Related Party Payable	1,100	650	7,800
Increase (Decrease) in Sales Tax Payable	-	2	92
(Increase) Decrease in Accrued Interest	2,099	988	8,486
Net Cash Used in Operating Activities	(15,812)	(6,589)	(91,811)

CASH FLOWS FROM INVESTING
ACTIVITIES
Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING
ACTIVITIES:
Common Stock Issued for Cash	-	-	40,300
Payment on Shareholder Loan	-	-	(22,950)
Proceeds from Shareholder Loan	118,874	6,654	177,546
Net Cash Provided by Financing Activities	118,874	6,654	194,896

Net (Decrease) Increase in
Cash and Cash Equivalents	103,062	65	103,085
Cash and Cash Equivalents
at Beginning of Period	23	829	-
Cash and Cash Equivalents
at End of Period	$103,085	$894	$103,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$1,121
Franchise and Income Taxes	$203	$60	$1,431

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock Issued for Services	$-	$-	$13,300

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

Interim Financial Statements

The unaudited financial statements as of March 31, 2010 and the three months then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of the operations for all three months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern.”  The Company has incurred net losses of approximately $135,000 for the period from March 6, 1997 (inception) to March 31, 2010, has an accumulated deficit, has recurring losses, has minimal revenues and requires additional financing in order to finance its business activities on an ongoing basis.  The Company’s future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide them with the opportunity to continue as a “going concern”

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a “going concern,” then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported revenues and expenses, and the balance sheet classifications used.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectibility is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of December 31, 2009 and March 31, 2010, there was no deferred revenue.

Allowance for Doubtful Accounts

The Company recognizes an allowance for doubtful accounts to ensure accounts receivable are not overstated due to uncollectibility. Bad debt reserves are maintained for all customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. As of December 31, 2009 and March 31, 2010, the Company has determined an allowance for doubtful accounts is not necessary.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company had cash and cash equivalents of $23 and $103,085 as of December 31, 2009 and March 31, 2010 all of which was fully covered by federal depository insurance.

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

Loss per Share

Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders’ by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at December 31, 2009 and March 31, 2010.

Major Supplier

During the year ended December 31, 2009 and three months ended March 31, 2010 the company did not make any purchases.  In previous years one supplier, Seven Oceans Enterprises, Inc., accounted for 100% of the inventory purchased.  The loss of this supplier would adversely impact the business of the Company.

Major Customers

During the year ended December 31, 2009, one major customer accounted for 85% of the Company’s revenues.  The Company had revenues of $2,602 from Fountain Treats.  The total revenues for December 31, 2009 were $3,067.

During the three months ended March 31, 2010 the Company did not have any customers.  The total revenues for March 31, 2010 were $0.

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

Reclassification

Certain reclassifications have been made in the 2009 financial statements to conform to the March 31, 2010 presentation.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In June 2009, the FASB updated ASC 855, which established principles and requirements for subsequent events.  This guidance details the period after the balance sheet date which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events.  ASC 855 is effective for interim and annual periods ending after June 15, 2009.  The implementation of ASC 855 did not have a material effect on the Company’s financial statements.  The Company adopted ASC 855, and has evaluated all subsequent events through April 23 2010.

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

NOTE 5 – EXTINGUISHMENT OF LIABILITIES

During the year ended December 31, 2009, the Company negotiated a $30,000 reduction in accounts payable for legal services accrued in 2007.  This reduction has been recorded as a reduction to accounts payable on the accompanying balance sheet as of December 31, 2009 and as an extinguishment of liabilities on the accompanying statements of operations and cash flows for the year ended December 31, 2009.

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 6 - COMMITMENTS

As of March 31, 2010, all activities of the Company have been conducted by corporate officers from either their homes or business offices.  Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, Inna Sheveleva, shareholder of the Company and David Stever, President and shareholder of the Company, were customers of the Company accounting for 15% of the sales revenue during that period.  As of March 31, 2010 the Company had no sales revenue for the current three month period.

As of March 31, 2010, two major shareholders, Joseph C. Passalaqua and Mary Passalaqua, loaned the Company $154,596.  These loans are payable on demand and carry a simple interest rate between 8% and 18% per annum. In 2008, a partial repayment to Joseph C. Passalqua was made to both principle and interest. As of March 31, 2010 there was $8,486 of interest due on the notes.  These loans to the Company will cover future liabilities to insure that the Company will continue operations.

As of March 31, 2010, the Company currently has a Related Party Accounts Payable in the amount of $7,800 due to Lyboldt-Daly, Inc. for Bookkeeping expenses.  Joseph Passalaqua (a major shareholder and an in-law to Stephanie Passalaqua officer of the Company) is President and Sole Director of Lyboldt-Daly, Inc.  Total bookkeeping services for the three month period ended March 31, 2010 were $1,100.

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

A.G. VOLNEY CENTER, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Continued)

NOTE 9 – SUBSEQUENT EVENTS

A. G. Volney Center, Inc. evaluated all events subsequent to March 31, 2010 through April 23, 2010, the financial statement issuance date, and concluded that there are no significant or material transactions to be reported for the period from March 31, 2010 to April 23, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

GOING CONCERN QUALIFICATION

In their Independent Auditor's Report for the fiscal years ending December 31, 2009, Robison, Hill & Co. stated that several conditions and events cast substantial doubt about our ability to continue as a “going concern.”  We have incurred net loses of approximately $(117,000) from our inception on March 6, 1997 to December 31, 2009.  At December 31, 2009, we had $23 cash on hand, $3,063 in accounts receivable and an accumulated deficit of $(117,371). We have incurred net losses of approximately $(135,000) from our inception on March 6, 1997 to March 31, 2010.  At March 31, 2010, we had $103,085 cash on hand, $0 in accounts receivable and an accumulated deficit of $(135,479).  See “Liquidity and Capital Resources.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had $103,085 cash on hand and an accumulated deficit of $(135,479).  Our primary source of liquidity for the current quarter has been from borrowings from  Joseph C. Passalaqua, a principal stockholder. In addition to the loans made for current expenses, further loans to the Company have been made by Joseph C. Passalaqua and Mary Passalaqua, both major shareholders to cover future expenses and liabilities to insure that the Company will continue operations. As of March 31, 2010 we have notes payable to Joseph C. Passalaqua in the amount $145,196 and notes payable to Mary Passalaqua in the amount of $9,400.  These notes bear a simple interest rate between 8% and 18% per annum and are payable upon demand. As of March 31, 2010 the accrued interest on both the notes to Mary Passalaqua and Joseph Passalaqua are $8,486.

Net cash used in operating activities was $15,812 during the three-month period ended March 31, 2010.

Net cash provided by investing activities was $0 during the three-month period ended March 31, 2010.

Net cash provided by financial activities was $118,874 during the three-month period ended March 31, 2010.

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

REVENUE RECOGNITION POLICIES

The Company generates revenues by selling products purchased at a discount. The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition."  SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions.  The Company recognizes revenue when the earnings process is complete.  That is, when the arrangements of the goods are documented, the pricing becomes final and collectability is reasonably assured. An allowance for bad debt is provided based on estimated losses. For revenue received in advance for goods, the Company records a current liability classified as either deferred revenue or customer deposits. As of the year ended December 31, 2009 and the three months ended March 31, 2010, there was no deferred revenue.

COSTS RELATED TO OUR OPERATION

The principle costs related to the ongoing operation of the Company’s business consists of payments made by the Company to wholesale distributors for merchandise.

NET LOSS FROM OPERATIONS

The Company has a cumulative net loss after taxes of $(135,479) as of March 31, 2010.  The company had net loss after taxes of $(18,108) for the current three months ending March 31, 2010 as compared to a net loss after taxes of $(2,464) for the three months ended March 31, 2009.

WORKING CAPTIAL

We had total assets of $3,086 and total liabilities of $66,857 resulting in a working capital deficit of $(63,771) for the year ended December 31, 2009. We had total assets of $103,085 and total liabilities of $184,964, which results in working capital deficit of $(81,879) for the three months ended March 31, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

REVENUES

Our total revenue decreased by $24, or approximately 100%, from $24 in the three months ended March 31, 2009 to $0 in the three months ended March 31, 2010. This decrease was attributable to the decline in demand from our major customers for our products and a decline in sales during the three months in 2010 over the same period in 2009.  The sold merchandise consisted of various types of overstock merchandise, including candles purchased on the internet.

COST OF SALES

Our overall cost of sales decreased by $19, or approximately 100%, from $19 in the three months ended March 31, 2009 to $0 in the three months ended March 31, 2010. This decrease in cost of sales was a direct effect of a decline in total sales during the three months in 2010 over the same period in 2009.  Due to the decline in demand, the Company did not purchase any inventory in 2009 or 2010.

OPERATION AND ADMINISTRATIVE EXPENSES

Operating expenses increased by $14,390, from $1,416 in the three months ended March 31, 2009 to $15,806 in the three months ended March 31, 2010. The increase was due to professional fees for accounting during the current quarter.  Operating expenses primarily consist of general and administrative expenses (G&A) and professional fees. G&A expenses, made up primarily of office expense and postage and delivery expenses, increased by $70, from $102 in the three months ended March 31, 2009 to $172 in the three months ended March 31, 2010. Professional fees, made up of accounting and legal fees increased by $13,349, from $1,150 in the three months ended March 31, 2009 to $14,499 in the three months ended March 31, 2010. These are fees we pay to accountants and attorneys throughout the year for performing various tasks. The bulk of the increase in expense was due to accounting fees in 2010 when comparing the same three month period in 2009.

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

    · Locate suitable retailers to whom we can resell overstock merchandise purchased by us over the internet.  We’ve commenced locating suitable retailers in May 2006.  The Company established three major customers; Wisteria Antiques, Fountain Treats and Kim’s Country Classics which accounted for $ 60,917 of the total accumulated sales of $65,414 or 93% of the total accumulated sales of the Company to date. As of March 31, 2010 there were no transactions of sales to customers for the three months.

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

WE MAY HAVE TO DISCONTINUE OPERATIONS.

If we are unable to achieve or sustain profitability, or if operating losses increase in the future, we may have to discontinue operations. Our expenses have historically exceeded our revenues and we have had losses in all fiscal years of operation, including those in fiscal years 2005 through 2009, and the losses are projected to continue in 2010. Our net losses were $4,080 and $39,067 for fiscal years ended 2009 and 2008, respectively. We have been concentrating on the development of our products, services and business plan. There is no assurance that we will be successful in implementing our business plan or that we will be profitable now or in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the year ended December 31, 2009 and the three months ended March 31, 2010 there were no sales of unregistered securities.

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

A.G. VOLNEY, INC.

Date: April 23, 2010	/s/ David F. Stever
Name: David F. Stever Title: President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Date: April 23, 2010	/s/ Samantha F. Ford
Name: Samantha F. Ford Title: Secretary and Director