Form 10-Q
period 2010-06-30
Buddha Steel, Inc.
filed 2010-08-16
CIK 1367777

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 000-52269

BUDDHA STEEL, INC.
(formerly A.G. Volney Center, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	13-4260316
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Dachang Hui Autonomous County Industrial Park
Hebei, People’s Republic of China 065300
(Address of principal executive offices and zip code)

+86 316 8864783
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 100,000,000 shares of common stock. As of the date of this report, the Company has issued and outstanding 10,000,041 shares of common stock.

BUDDHA STEEL, INC.
FORM 10-Q

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain statements of a forward-looking nature. Such forward-looking statements, including but not limited to projected growth, trends and strategies, future operating and financial results, financial expectations and current business indicators are based upon current information and expectations and are subject to change based on factors beyond the control of the Company. Forward-looking statements typically are identified by the use of terms such as “look,” “may,” “should,” “might,” “believe,” “plan,” “expect,” “anticipate,” “estimate” and similar words, although some forward-looking statements are expressed differently. The accuracy of such statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated, including but not limited to the following:

•      the timing of the development of future products;

•      projections of revenue, earnings, capital structure and other financial items;

•     the development of future company-owned and franchised stores;

•      statements of our plans and objectives;

•      statements regarding the capabilities of our business operations;

•      statements of expected future economic performance;

•      statements regarding competition in our market; and

•      assumptions underlying statements regarding us or our business.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

ii

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

BUDDHA STEEL, INC.
(FORMERLY A.G. VOLNEY CENTER, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

BUDDHA STEEL, INC.
(FORMERLY A. G. VOLNEY CENTER, INC.)

Part I: Financial Information:	2-17
Item 1 - Financial Statements	3-5
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2010 and 2009 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6-17
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Buddha Steel, Inc.
(Formerly A. G. Volney Center, Inc.)
Condensed Consolidated Balance Sheets

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,031,867	$7,609,826
Restricted cash	29,018,602	17,182,807
Accounts receivable	9,948,255	7,704,160
Inventory	62,992,013	20,386,511
Due from shareholders	-	358,774
Advances to suppliers	17,956,142	35,760,307
Value added tax recoverable	-	322,754
Other current assets	103,040	403,616
Total current assets	122,049,919	89,728,755

Property, plant and equipment, net
Property, plant and equipment, net	33,172,595	33,869,949
Construction-in-progress	709,738	657,877
Total property, plant and equipment	33,882,333	34,527,826

Other assets
Intangible assets, net	1,108,359	1,122,949
Long-term investments	220,310	219,716
Total other assets	1,328,669	1,342,665
Total assets	$157,260,921	$125,599,246
Liabilities and stockholders' equity
Current liabilities
Bank notes payable	$46,821,314	$29,580,781
Short-term debts	27,164,175	28,270,104
Accounts payable	17,642,929	11,360,335
Advances from customers	38,858,341	39,152,737
Taxes payable	1,299,709	1,455,116
Other payables	462,838	475,266
Due to related parties	-	131,830
Total current liabilities	132,249,306	110,426,169

Stockholders' equity
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000 shares issued, -0- shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 10,000,041 and 9,875,001 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	10,000	9,875
Additional paid-in capital	21,756,575	22,310,663
Accumulated other comprehensive loss	(2,438,701)	(2,516,801)
Retained earnings/(Accumulated deficits)	5,683,741	(4,630,650)
Total stockholders' equity	25,011,615	15,173,077
Total liabilities and stockholders' equity	$157,260,921	$125,599,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009

Revenue	$76,852,603	$67,036,438	$139,053,010	$101,250,677
Cost of goods sold
Depreciation	971,358	970,441	1,942,351	1,901,087
Cost of revenue	68,434,863	62,142,868	123,988,173	93,917,290

Gross profit	7,446,382	3,923,129	13,122,486	5,432,300
Operating expenses
Selling expenses	501,516	276,927	805,356	547,433
General and administrative expenses	464,371	327,128	1,002,962	726,568
Depreciation	31,429	31,400	62,847	62,769
Total operating expenses	997,316	635,455	1,871,165	1,336,770

Income from operations	6,449,066	3,287,674	11,251,321	4,095,530
Other income (expenses)
Other income	34,142	15,939	93,379	216,620
Other expenses	(164,873)	(49,003)	(181,920)	(82,514)
Interest expenses	(406,772)	(538,630)	(848,389)	(922,410)
Total other expenses	(537,503)	(571,694)	(936,930)	(788,304)
Net income before income tax	5,911,564	2,715,980	10,314,391	3,307,226
Provision for income tax	-	(58,480)	-	(58,480)

Net income	$5,911,564	$2,657,500	$10,314,391	$3,248,746
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	98,343	(1,435)	78,100	(12,706)

Comprehensive income	$6,009,907	$2,656,065	$10,392,491	$3,236,040

Basic and diluted income per common share
Basic and Diluted	$0.59	$0.27	$1.05	$0.33
Weighted average number of common shares outstanding
Basic and Diluted	9,962,941	9,875,001	9,919,214	9,875,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months ended June 30,
	2010	2009
Cash flow from operating activities
Net income	$10,314,391	$3,248,746
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	2,022,755	1,981,392
Net changes in assets and liabilities
Accounts receivable	(2,214,772)	(5,265,358)
Other assets	(13,965)	76,716
Inventories	(42,387,671)	31,146,758
Advances to suppliers	17,832,343	(9,396,312)
Value added tax recoverable	322,388	6,625,269
Accounts payable	6,227,982	268,257
Advances from customers	(398,674)	(47,417,706)
Taxes payable	(158,730)	(14)
Other payables	(13,661)	729,654
Net cash used in operating activities	(8,467,614)	(18,002,598)

Cash flows from investing activities
Purchase of fixed assets and addition of construction-in-progress	(1,269,224)	(701,729)
Collection on loans to officers	314,479	-
Net cash used in investing activities	(954,745)	(701,729)

Cash flow from financing activities
Restricted cash	(11,835,795)	(2,670,844)
Repayment to related parties	(327,376)
Advance from related parties		2,333,693
Proceeds from short-term debts	1,463,113	11,836,516
Repayment of short-term debts	(2,640,920)	-
Proceeds from long-term debts	-	438,389
Proceeds from bank notes payable	17,094,960	5,471,011
Net cash provided by financing activities	3,753,982	17,408,765

Effect of exchange rate changes on cash	90,418	(103,220)
Net decrease in cash and cash equivalent	(5,577,959)	(1,398,782)

Cash and cash equivalents, beginning of period	7,609,826	2,232,473

Cash and cash equivalents, end of period	$2,031,867	$833,691
Supplemental disclosure of cash flow information
Interest paid	$1,137,778	$922,337
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Organization and Basis of Presentation

Buddha Steel Inc. (“Buddha Steel”) was originally incorporated under the laws of the State of Delaware on March 6, 1997 under the name “Lottlink Technologies, Inc.”  From December 1997 until July 2003, Lottlink’s charter was suspended for non-payment of franchise taxes.  In July 2003, Lottlink’s charter was renewed and its certificate of incorporation was amended to change its name to “A.G. Volney Center, Inc” (“A.G. Volney”).  A.G. Volney was primarily in the business of purchasing and reselling clothing overruns.  It was a development-stage company, had commenced only limited business operations, and was looking to find a suitable merger candidate and/or alternative financing.

On October 19, 2006, A.G. Volney filed a Registration Statement on Form 10SB (File No.: 0-52269) with the Securities and Exchange Commission (“SEC”), to register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Registration Statement was declared effective by operation of law on December 18, 2006, at which point A.G. Volney became a reporting company under the Exchange Act.  Nonetheless, it continued to operate at that time only as a shell company

Gold Promise Group Co. Ltd. (“Gold Promise”) was established in Hong Kong on January 8, 2010 to serve as an intermediate holding company, with the intention that its shareholders would enter into the reverse transaction with Buddha Steel and then that Buddha Steel and its affiliates (including Gold Promise, HAIC and Baosheng Steel) would undertake a public offering.

Hebei Anbang Investment Consultation Co. Ltd (“HAIC”) was established in the PRC on April 2, 2010.  On March 29, 2010, the local government of the PRC issued a certificate of approval regarding the foreign ownership of HAIC by Gold Promise, a Hong Kong entity.

Dachang Hui Autonomous County Baosheng Steel Products Co. Ltd. (“Baosheng Steel”), our operating affiliate, was established in the PRC on September 9, 1999 in Dachang County, Hebei Province, the People’s Republic of China (“PRC”). Baosheng Steel has registered capital of $6,040,398 and is primarily engaged in the business of manufacturing, marketing and sales of high precision, ultra thin cold-rolled steel products.

On April 2, 2010, prior to the reverse acquisition transaction, HAIC and Baosheng Steel as well as its shareholders entered into a series of variable interest agreements (“VIE Agreements”) pursuant to which Baosheng Steel became the controlled affiliate of HAIC.  The use of such control agreements is a common structure used to control PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government.  The VIE Agreements are designed to provide HAIC a level of control over Baosheng Steel that is functionally equivalent to the level of control HAIC would have if it instead owned the equity of Baosheng Steel.  Pursuant to the VIE Agreements, Buddha Steel (by virtue of its ownership of Gold Promise and Gold Promise’s ownership of HAIC) controls Baosheng Steel.

Buddha Steel Inc. its subsidiaries and Baosheng Steel are collectively referred to herein as “the company,” “we,” “us” and “our.”

On April 28, 2010, A.G. Volney entered into a Share Exchange Agreement with Gold Promise, the shareholders of Gold Promise, and Baosheng Steel.  This Share Exchange Agreement effected a reverse acquisition by which A.G. Volney acquired all of the shares of Gold Promise, and the shareholders of Gold Promise became the controlling shareholders of A.G. Volney.  Since Gold Promise controls HAIC and, through a series of contractual arrangements, Baosheng Steel, the reverse acquisition resulted in A.G. Volney acquiring control over the operations of Baosheng Steel.  Thus, as a result of the reverse acquisition of Gold Promise, we are no longer a shell company and now engaged in an active steel manufacturing business. Consequently, A.G. Volney changed its name to “Buddha Steel, Inc.” to properly reflect our new business.

The accompanying condensed consolidated financial statements have been prepared in order to present the financial position and results of operations in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in the U.S. Dollars. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full years.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies

(1)	Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets and the valuation of inventories.  Actual results could differ from those estimates.

(2)	Principle of Consolidation

The consolidated unaudited financial statements include the accounts of the Company and its affiliates, Gold Promise, HAIC, and HAIC’s VIE, Baosheng Steel. All inter-company transactions and balances have been eliminated in consolidation.

(3)	Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with maturity periods of three months or less to be cash equivalents.  The carrying amounts reported in the accompanying balance sheets for cash and cash equivalents approximate their fair value.

(4)	Accounts Receivables and Other Receivables

Accounts receivable consists of balances due from customers for the sale of the Company’s steel products. Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible amounts.

The Company performs periodic reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The management of the Company determined that no allowance for doubtful accounts was necessary as of June 30, 2010 and December 31, 2009 since all accounts receivable and other receivables are considered fully collectible.

(5)	Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventory comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The costs of conversion of inventory include fixed and variable production overheads, taking into account the stage of completion. No allowance for obsolete inventory is considered necessary as of June 30, 2010 and December 31, 2009.

(6)	Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers as of June 30, 2010 and December 31, 2009.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets and assumes a 10% salvage value at the end of the assets useful life. The estimated useful lives for significant property and equipment are as follows:

Buildings	20 years
Machineries	10 years
Office equipment	5 years
Motor vehicles	5 years

Repairs and maintenance costs are normally charged to the statement of operations in the year in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset, the expenditure is capitalized as an additional cost of the asset.

(8)	Construction-in-Progress

Represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. No depreciation is provided until it is completed and ready for intended use.

(9)	Intangible Assets

Intangible assets consist of land use rights only. All the land in the PRC is owned by the government and cannot be sold to any individual or company. The Company acquired three land use rights between the years 2000 and 2003 which will be amortized over 50 years on a straight-line basis. The Company didn’t purchase any new intangibles during the quarter ended June 30, 2010, and the amortization expense for the three months and six months ended June 30, 2010 and those of 2009 were $8,780, $17,557, and $8,772, $17,536, respectively. As of June 30, 2010, amortizable intangible assets net of accumulated amortization were $1,108,359.

(10)	Long-term Investment

Long-term investments are accounted for using the cost method and are evaluated annually for any impairment in value.

(11)	Advances from Customers

Advances from customers consist of amounts received from customers relating to the sales of the Company’s steel products. The Company recognizes these funds as a current liability until the revenue can be recognized.

(12)	Revenue Recognition

The Company recognizes revenues under FAS Codification Topic 605 (“ASC 605”). Sales revenue is recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of delivery for sales when risk of loss and title passes to the customer. Revenue is reported net of all value added taxes. Other income is recognized when it is earned.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13)	Cost of Sales

Costs of sales include costs of the products sold, inbound freight costs, cost of direct labor and overhead. Write-down of inventory to lower of cost or market value is also recorded in cost of sales.

(14)	Foreign Currency Translation

The Company’s financial information is presented in U.S. dollars. The functional currency of the Company is Renminbi (“RMB”), the currency of the PRC. The Company’s transactions which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People’s Bank of China prevailing at the dates of the transactions. Exchange gains and losses resulting from transactions denominated in a currency other than the RMB are included in statements of operations as exchange gains. The financial statements of the Company have been translated into U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. The financial information is first prepared in RMB and then is translated into U.S. dollars at period-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity.

	2010	2009
RMB: US$ exchange rate as of June 30, 2010 and December 31,2009	6.8086	6.8270
Average RMB: US$ exchange rate from January 1 to June 30	6.8347	6.8432
Average RMB: US$ exchange rate from April 1 to June 30	6.8335	6.8399

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

(15)	Income Taxes

The Company accounts for income tax under the provisions of Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) No.740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of the events that have been included in the financial statements or tax returns.  Deferred income taxes are recognized for all significant temporary differences between tax and financial statements bases of assets and liabilities. Valuation allowances are established against net deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The Company had no deferred tax as of June 30, 2010 and December 31, 2009.

(16)	Value added tax

The Provisional Regulations of the People’s Republic of China Concerning Value Added Tax (“VAT”) promulgated by the State Council came into effect on January 1, 1994. Under these regulations and the Implementing Rules of the Provisional Regulations of the People’s Republic of China Concerning Value Added Tax, VAT is imposed on goods sold in or imported into the PRC and on processing, repair and replacement services provided within the PRC.

VAT payable in the PRC is charged on an aggregated basis at a rate of 13% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of VAT included in the price or charges, and less any deductible VAT already paid by the taxpayer on purchases of goods and services in the same financial year. Certain offshore and overseas sales are not subject to VAT tax.

As of June 30, 2010 and December 31, 2009, the Company’s VAT recoverable amounted to $0 and $322,754, respectively.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(17)	Fair Value of Financial Instruments

Fair value of financial instruments is the amount at which the financial instruments could be exchanged for in a current transaction between willing parties. The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, short-term debts and other payables approximate their fair values as at June 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

(18)	Impairment of Long-lived Assets

Long-lived assets, which include property, plant and equipment, intangible assets and long-term investments, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

(19)	Comprehensive income

Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) arose from the changes in foreign currency exchange rates.

(20)	Statement of Cash Flows

Cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

(21)	Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of the normal course of businesses that relate to a wide range of matters, including among others, product liability. The Company records accruals for such contingencies based upon the assessment of the probability of occurrence and where determinable, an estimate of the liability. Management may consider many factors in making these assessments including past history, scientific evidence and the specifics of each matter. As management has not become aware of any product liability claims arising from any incident over the years, the Company has not recognized a liability for product liability claims.

(22)	Shipping costs

Shipping costs are expensed as incurred. Shipping costs were included in selling expenses and amounted to $177,878 and $268,220 for three months and six months ended June 30, 2010, and $83,597 and $227,711 for three months and six months ended June 30, 2009, respectively.

(23)	Advertising

Advertising is expensed as incurred and is included in selling expenses. There was no advertising expense for the three months and six months ended June 30, 2010 or the three months and six months ended June 30, 2009.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(24)	Earnings per Share

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no such additional common shares available for dilution purposes for three-month and six-month periods ended June 30, 2010 and 2009.

(25)	Risks and Uncertainties

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment and foreign currency exchange. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

(26)	Risks of Losses

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information that is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of June 30, 2010 and December 31, 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

(27)	Recent Accounting Pronouncements
In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that require new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  (2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this rule does not have a material impact on its financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Restricted Cash

This restricted cash was required by the lenders to maintain a minimum 30% - 100% of the balance of the bank notes (see Note 9) as collateral to ensure future credit availability.  The Company earns interest at a variable rate per month on this restricted cash.

4.    Concentrations of Business and Credit Risk

For the three months and six months ended June 30, 2010, the Company had three major suppliers who each contributed over 10% of the Company’s total purchases respectively. The biggest supplier provided about 27% and 35% of the total purchases for the three-month and six-month periods ended June 30, 2010, which were approximately $18 million and $53 million and accounted for about 30% of total accounts payable as of June 30, 2010. The second supplier accounted for roughly 17% and 17% of total purchases for the three-month and six-month periods ended June 30, 2010 and the third supplier accounted for 16% and 14% of the total purchases for the three-month and six-month ended June 30, 2010, respectively. Additionally, the Company had a more diversified customer base compared to its suppliers, with the biggest customer accounting for 9% and 10% of the total sales during the three month and six month periods ended June 30, 2010.
For the three months ended June 30, 2009, there were three major suppliers who individually provided over 10% of the Company’s total purchases; the biggest supplier accounted for over 31% of the total purchases, while the other two took up 25% and 10% of the total purchases, respectively, which were approximately $11 million, $9 million, and $4 million. As for the six-month ended June 30, 2009, the biggest supplier provided about 35% of the total purchases, which was approximately $20 million. While the second and the third biggest suppliers provided about 21% and 10% of the total purchases for the six-month ended June 30, 2009, which were approximately $12 million and $6 million, respectively. Additionally, the Company had a more diversified customer base compared to its suppliers, with the biggest customer accounting for 6% and 5% of the total sales during the three month and six month periods ended June 30, 2009.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and rates and methods of taxation, among other things.

5.	Inventory

As of June 30, 2010 and December 31, 2009, inventory consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$34,701,403	$10,275,786

Work in progress	2,611,064	2,631,074

Finished goods	25,679,546	7,479,651

Total	$62,992,013	$20,386,511

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.    Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Plant and building	$4,364,756	$4,352,992
Machinery and equipment	41,597,746	41,203,594
Motor vehicles	1,057,025	120,940
Office equipment	170,396	164,497
Subtotal	47,189,923	45,842,023
Accumulated depreciation	(14,017,328)	(11,972,074)
Construction in progress	709,738	657,877
Total	$33,882,333	$34,527,826

Depreciation expense for the three months and six months ended June 30, 2010 and June 30, 2009 were $1,002,787, $2,005,198 and $1,001,841, $1,963,856, respectively.

7.     Intangible Assets

Intangible assets consist of land use rights only. The Company acquired three Rights for the aggregate amount of RMB8,895,838 (currently US$1,306,559).

The land use rights at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cost	$1,306,559	$1,303,038
Less: Accumulated amortization	(198,200)	(180,089)
Total	$1,108,359	$1,122,949

8.	Bank Notes Payable

The balance of bank notes payable represents the outstanding and used notes that are guaranteed to be paid by the banks and usually for a short-term period of six months. As of June 30, 2010 and December 31, 2009, the unused and available borrowings under bank note facilities were $0 and $1,183,830, respectively.  In addition, the Company is required to maintain cash deposits at a minimum 30% to 100% of the total balance of the bank acceptance notes with the banks in order to ensure future credit availability. These bank notes are interest-free and no collateral or guarantees are required.

9.	Short-term Debts

In order to provide working capital for operations, the company entered into the following short-term loan agreements as of June 30, 2010 and December 31, 2009.

Lenders	June 30, 2010	December 31, 2009
	(Unaudited)

Xiadian City Rural Credit Cooperative	$1,468,731	$2,636,590

Agricultural Bank of China, Dachang Branch	12,924,830	15,819,540

Huaxia Bank, Shijiazhuang Branch	5,874,923	7,323,861

Shenzhen Zengshun Import and Export Co., Ltd.	3,965,573	2,490,113

Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2,930,118	-

Total Short-term Debts	$27,164,175	$28,270,104

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The loans from the Xiadian City Rural Credit Cooperative are loans with fixed terms of twelve months or less. The interests were at a fixed rate per annum of 9.9403% for 2010, 8.496% for 2009. The loans were guaranteed by the Company’s own assets.

The loans from the Agricultural Bank, Dachang Branch are loans with fixed terms of twelve months or less. The interest rate was fixed at 5.841% for 2009 and the Company repaid a total estimated value of $7,359,651 in April 2010. By the end of June 2010, the Company acquired a new loan with a one year term at a fixed rate of 5.841% per annum, with a value of $4,464,941. These loans were secured by the Company’s land use rights and fixed assets in the total value of $32,656,097.

As of December 31, 2009, the loan from the Huaxia Bank, Shijiazhuang Branch represented a loan with a one year term, maturing in April 2010. The loan bore an annual fixed rate of interest of 5.841% and the Company repaid the loan in April 2010. In the beginning of May 2010, the Company acquired a new loan with a one year term at a fixed rate of 5.841% per annum. The loan was guaranteed by Shanghai Chengtong Precision Strip Co.,Ltd., an unrelated company.

The loan borrowed from Shenzhen Zengshun Import and Export Co., Ltd., an unrelated company, has no fixed repayment terms. This loan is unsecured, interest-free and due upon demand.

The loan from Rural Credit Cooperative, Dachang Hui Autonomous County Branch represents fixed term loans of twelve months received by the Company in January 2010 at an annual fixed interest rate of 9.027%. This loan was secured by the Company’s plant building in the total value of $4,714,141.

10.	Pension Cost

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were $49,702 and $35,800 for the three months ended June 30, 2010 and June 30, 2009, and $92,145 and $65,561 for the six months ended June 30, 2010 and June 30, 2009, respectively.

11.	Related Party Transactions

As of June 30, 2010 and December 31, 2009, the balance due from related parties was as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)
Xianmin Meng	$-	$171,208
Hongzhong Li	-	187,566

Total	$-	$358,774

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Mr. Hongzhong Li is the Chairman and the 96% shareholder of Baosheng Steel and the husband of Xianmin Meng, who holds the remaining 4% of Baosheng Steel.

The balances due from Mr. Li and Mrs. Meng were settled by March 2010.

As of December 31, 2009, the balance due to related parties represents the loan borrowed from Hebei Buddha Engineering Technology Co., Ltd., an affiliated company also owned by Hongzhong Li. This loan was repaid in May, 2010.

12.	Income Tax

The Company did not generate any taxable income outside of the PRC for the three-month and six-month periods ended June 30, 2010 and June 30, 2009. The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

As approved by the local tax authority of Dachang County, the Company’s corporate income tax (“CIT”) was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The Company’s assessed income taxes were $0 for the three-month and six-month periods ended June 30, 2010 and were $58,480 for the three and six months ended June 30, 2009.

Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, the Company has not experienced any reevaluation of its income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that the Company has obtained the written tax clearance from the local tax authority. Thus, no additional taxes payable has been recorded for the difference between the taxes due based on taxable income calculated according to the statutory taxable income method and the taxes due based on the fixed rate method. It is the Company’s policy that if such reevaluation of income taxes becomes probable and the amount of additional taxes due can be reasonably estimated, additional taxes shall be recorded in the period in which the amount can be reasonably estimated and shall not be charged retroactively to an earlier period.

13.  Weighted Average Number of Shares

In February 2010, the Company entered into a share exchange transaction which has been accounted for as a reverse merger under the purchase method of accounting since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse merger takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the Three months ended June 30,		For the Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator used in basic net income per share:
Net (loss) / income	$5,911,564	$2,657,500	$10,314,391	$3,248,746

Shares (denominator):
Weighted average common shares outstanding	9,962,941	9,875,001	9,919,214	9,875,001
Plus: weighted average incremental shares from assumed exercise of warrants	-	-	-	-

Weighted average common shares outstanding used in computing diluted net income per common share	9,962,941	9,875,001	9,919,214	9,875,001
Earnings per ordinary share-basic and diluted	$0.59	$0.27	$1.05	$0.33

15.	Commitment and Contingency

As of June 30, 2010 and December 31, 2009, the Company had no operating leases, pending litigation, or potential overdue charges for bank loans as the Company normally repaid interest and loan principal based on the contractual terms.

16.	Segment Reporting

The Company operates in only one industry segment and in only one geographic region, which is the PRC. In terms of products type, there were six major products including cold-rolled coil, cold-rolled sheet, black strip, bright strip, tin-plated sheet and welded pipe. These products had different margins for interim periods presented which were disclosed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

17.	Stockholders’ Equity

On April 28, 2010, A. G. Volney Center, Inc., a corporation formed under the laws of the State of Delaware (“AGVO” or the “Company”) and its majority shareholder, Mr. Joseph C. Passalaqua, entered into a Share Exchange Agreement with Gold Promise Group (Hong Kong) Co., Ltd. (“Gold Promise”), a company incorporated in Hong Kong, and its shareholders. Pursuant to the Share Exchange Agreement, the shareholders of Gold Promise transferred and assigned to the Company all of its issued and outstanding shares of the capital stock of Gold Promise, in exchange for 10,000 newly issued shares of the Company’s Series A Convertible Preferred stock, $0.001 par value, (the “Share Exchange”), representing, in the aggregate, 98.75% of our issued and outstanding common shares on an as-converted to common stock basis.  As a result of this Share Exchange, Gold Promise became a wholly-owned subsidiary of the Company.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Subsequent to Closing of the Share Exchange, the new management of Volney affected a 1-for-186 stock reverse split of our outstanding shares of common stock (the “Reverse Split”). Immediately subsequent to the Reverse Split, the 10,000 newly issued Series A Convertible Preferred Stock were automatically converted into 9,875,001 shares of common stock (“Converted Common Shares”) in accordance with the Certificate of Designation of the Series A Convertible Preferred Stock. In addition, prior holders of 125,040 shares of common stock continued to hold those shares.

As of June 30, 2010, there were 10,000,041 shares of common stock issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements.

Overview

We are a leading producer and vendor of high value-added, ultra-thin precision cold rolled steel products. Our operating entity Dachang Hui Autonomous County Baosheng Steel Products Co. (“Baosheng Steel”), was established in 1999. Our company was established in 1997 and primarily conducted business purchasing and reselling clothing overruns until a reverse merger with Gold Promise Group (Hong Kong) Co., Ltd. (“Gold Promise”) in April 2010, which resulted in our company owning Baosheng Steel. Our cold rolled steel is specially engineered and manufactured using state of the art machinery according to the highest quality standards, and our premium products are tailor-made to customers’ individual requirements. Our steel is further processed by downstream manufacturers and incorporated into a wide variety of end products including automobiles, home appliances, packaging, and specialized construction materials among others. Our production facilities occupy more than 47 acres and include 96 annealing furnaces and 17 lines: 13 cold-rolling mills, 1 tin-plate sheet mill, and 3 leveler stretchers.

As of June 30, 2010, we had 957 full time employees, of whom 823 were production personnel, 23 were sales personnel, 9 were finance personnel and 102 were administrative, support and logistics personnel.

During the three months ended June 30, 2010 and the same period of 2009, we produced about 124,461 metric tons (“MT”) and 85,184 MT of steel products respectively, a capacity utilization rate of 99.57% for the three months ended June 30, 2010 and 73.28% for the same period of 2009. For the three months ended June 30, 2010, we had the capacity to produce 125,000 MT of cold rolled steel, an increase of 8,750 MT over our capacity of 116,250 MT for the same period in 2009. For the six months ended June 30, 2010, our production capacity rose by 17,500 MT to 250,000 MT, representing an increase of 7.5% compared to 232,500 MT for the same period of 2009. The expansion of production capacity resulted from the launch of new production equipment in the second quarter of 2010. Our capacity tonnage can vary significantly depending on the types of products produced, and we strive to maximize profit by producing the largest tonnage of product with the highest margin available to us. Our products range in thickness from a fraction of a millimeter to 7.5 mm and can be up to 1,450 mm in width. The production process begins with our major raw material, hot-rolled steel coils, which we clean, anneal and then stretch in a cold-rolling mill to the desired specifications.

We sell products primarily in China, but our distribution network also covers a diverse export market. As of June 30, 2010, our customers included domestic and international companies. Approximately 0.27% of our sales for the three months ended June 30, 2010 and 0.01% of our sales in the same period of 2009 respectively were eventually further processed abroad, and our major export markets include Africa and Southeast Asia, including countries such as the Philippines and Peru. Approximately 0.74% of our sales for the six months ended June 30, 2010 and 0.25% in the same period in 2009 were eventually further processed abroad. Over the past three fiscal years, our revenues grew at a compound annualized rate of 28% and above 45% in terms of net profits.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. The following are our critical accounting policies:

Revenue Recognition

We recognize revenues generated from the sales of our cold-rolled steel products when these products are delivered to customers in accordance with previously agreed-upon pricing and delivery arrangements; and the collectability of these sales is reasonably assured. Since our premium products are tailor-made to customers’ individual requirements, customers do not have return rights, and management has determined the amount of returned products to be insignificant. Accordingly, we have made no provision for returnable goods. Revenues presented in our consolidated statements of income and comprehensive income net of sales taxes.

Accounts Receivable

We state accounts receivable at cost, net of an allowance for doubtful accounts. We perform periodic reviews to determine whether the carrying values of accounts have become impaired. We consider assets impaired if management determines the collectability of the balances to be doubtful. Accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment is classified as a change in estimate. Our management determined that no allowance for doubtful accounts was necessary as of June 30, 2010 and December 31, 2009 since all accounts receivables and other receivables were considered fully collectible.

Inventory Valuation

We value our inventories at the lower of cost, determined on a weighted average basis, and net realizable value (the estimated market price). When raw materials move from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

Impairment of Long-Lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected as a result of the use and eventual disposition of the assets. Whenever any such impairment exists, we recognize an impairment loss for the amount by which the carrying value exceeds the fair value.

Taxation

People’s Republic of China

Income Taxes

Our accounts for income taxes are in accordance with ASC 740 “Income Taxes”. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the three months ended June 30, 2010 or the year ended December 31, 2009. We are governed by the Income Tax Law of the PRC, which provides that private-run enterprises are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

As approved by the local tax authority of Dachang County, our income tax was assessed annually at a pre-determined tax rate as an incentive to stimulate the local economy and encourage entrepreneurship. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, we have not experienced any reevaluation of the income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that we have obtained the written tax clearance statements from the local tax authority.

Value Added Taxes

We are subject to value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). According to the commercial practice of the PRC, we pay VAT based on tax invoices issued. The tax invoices may be issued after the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. If the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and we would expense any such penalty in the period if and when a determination is made by the tax authorities that a penalty is due.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income and non-tax deductible expenses incurred. Our management carefully monitors such developments and will promptly adjust our effective income tax rate when necessary.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy - We operate our manufacturing facilities in China and derive the majority of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. Concurrent with this growth, domestic demand for our products has also increased. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, our growth remained strong and positive throughout the global downturn.

•
Supply and Demand in the Cold-Rolled Steel Market and the Steel Market in General – We are subject to macroeconomic factors dictating the supply and demand of hot- and cold-rolled steel in the PRC. Steel prices have been volatile in the past, and while they have stabilized since the first quarter of 2009, our revenues and earnings could be dramatically affected by increases and decreases in raw material and finished product costs.

While the overall Chinese steel industry has recently experienced a period of excess supply, there is an increasing shortage of high-end thin steel sheets and galvanized steel products in China, which has been primarily driven by the limited number of producers of precision thin steel products in China. We are also impacted by the market for our principal raw material, hot-rolled steel, which comprises the vast majority of our cost of goods sold.

•
Production Capacity - In order to capture the market share and take advantage of the demand for our products, we have expanded, and wish to continue to expand our production capacity. Increased capacity has had a significant impact on our ability to increase revenues and net income through increased product sales.

•
Our Product Mix – Our gross margin is affected by our product mix.  We produce and sell products according to customer orders.  In general, the thinner our cold rolled products can be produced, the higher the margins we can achieve.  Also, alloyed and plated products can afford higher margins.  We therefore strive to allocate our capacity to the highest margin product mix possible for a given output tonnage.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and Three Months Ended June 30, 2009

The following table sets forth key components of our results of operations during the three-month periods ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales. As the reverse acquisition of Gold Promise was entered into after December 31, 2009, the results of operations for the quarter ended June 30, 2009 below refer only to Baosheng Steel.

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Revenue	$76,852,603	100.0%	$67,036,438	100.0%
Cost of goods sold	69,406,221	90.3%	63,113,309	94.1%
Gross profit	7,446,382	9.7%	3,923,129	5.9%
Selling, General and Administrative Expenses	997,316	1.3%	635,455	0.9%
Operating Income	6,449,066	8.4%	3,287,674	4.9%
Other income/(expenses)	(537,503)	(0.7)%	(571,694)	(0.9)%
Income Before Income Taxes	5,911,564	7.7%	2,715,980	4.1%
Income taxes	-	0.0%	(58,480)	(0.1)%
Net income	$5,911,564	7.7%	$2,657,500	4.0%

Revenue

We earned our revenue mainly through sales of cold-rolled steel products. During the three-month period ended June 30, 2010, revenue from sales of products accounted for $76,852,603. Our primary product, cold-rolled coils generated $36,349,797, making up 47% of the total revenue. Revenue concentration on this one product may expose the Company to risk arising from the demand fluctuation. Our revenue increased by approximately 15% from $67,036,438 in the second quarter of 2009 to $76,852,603 in the same period of 2010. This was mainly driven by an increase in sales volume of cold-rolled strips and cold-rolled coils, to our existing and new customers. There was also an increase in the price per unit of cold-rolled sheets, cold rolled coils and tin-plated sheets.

The following tables set forth the revenues attributable to our major products for the three-month period ended June 30, 2010 and June 30, 2009.

	Revenues By Products
	Three Months Ended				MT Sold
	June 30,		Net	Percent	Three Months Ended
	($ in thousands)		Change	Change	June 30,
	2010	2009	2010/2009	2010/2009	2010	2009
Cold-rolled coil	$36,350	$31,379	$4,971	15.8%	54,491	53,456
Cold-rolled sheet	10,484	12,786	(2,302)	(18.0%)	17,789	22,029
Cold-rolled strip	24,753	17,128	7,625	44.5%	44,211	27,857
Tin-plated sheet	3,633	4,851	(1,218)	(25.1%)	4,475	6,290

Cold-Rolled Coil

Sales volume of cold-rolled coil increased from 53,456 MT to 54,491 MT for the three months ended June 30, 2010 and its unit price rose from $587.01 to $667.08, representing increases of 2% and 13.6% respectively. In 2010, we upgraded cold-rolled coil quality by using high carbon steel in production instead of plain carbon steel, which led to an increase in the unit price and further increased the revenue of cold-rolled coil by 15.8%.

Cold-Rolled Sheet

In the three months ended June 30, 2010, we produced more 0.3mm cold-rolled sheets which made unit price rise from $580.42 to $589.35. The higher price decreased sales volume from 22,029 MT to 17,789 MT, leading to a drop of 18% in its sales revenue.

Cold-Rolled Strip

In the three months ended June 30, 2010, the unit price of cold-rolled strip declined to $559.88 from $614.85 for the three months ended June 30, 2009 and sales volume grew dramatically from 27,857 MT to 44,211 MT. Accordingly, sales revenue rose from $17,128,000 to $24,753,000, representing an increase of 44.5%.

Tin-Plated Sheet

We increased the price of tin-plated sheet from $771.22 to $811.84; the higher price decreased sales volume from 6,290 MT to 4,475 MT, which caused sales revenue to drop by 25.1%.

Cost of Sales

During the three-month period ended June 30, 2010, our cost of sales increased by approximately $ 6,291,995 from $ 62,142,868 in 2009 to $68,434,863 in 2010, which represented an increase of 10.13% . The cost of cold-rolled coil sold in the second quarter of 2010 accounted for $32,495,722 or 47% of our total cost of sales. Cold-rolled sheet, cold-rolled strip and tin-plated sheet constituted the rest. The unit cost of our major products is illustrated by the following table:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Product Category	Cost of Sales	Unit Cost	Cost of Sales	Unit Cost
Cold-rolled coil	$32,495,722	$596.35	$29,104,200	$544.45
Cold-rolled sheet	9,474,430	532.60	12,227,805	555.08
Cold-rolled strip	22,857,938	517.02	15,825,485	568.10
Tin-plated sheet	3,181,781	711.01	4,301,067	683.79

Due to changes in the raw material used in production of tin-plated sheet, its unit cost rose from $683.79 to $711.01, leading to an increase in cost. Similarly, in the second quarter of 2010, since we purchased more high-carbon steel to producing cold-rolled coil, the higher-priced raw material made the unit cost of cold-rolled coil increase from $544.45 to $596.35. On the other hand, due to the decrease of the raw material price, the unit cost of cold-rolled sheet and cold-rolled strip dropped from $555.08 to $532.60 and from $568.10 to $517.02, respectively.

Gross Profit and Gross Margin

Our gross profit increased to $7,446,382 during the three months ended June 30, 2010 from $3,923,129 for the same period in 2009, which was an increase of $3,523,253 or approximately 89.8%. Our gross profit margin increased from 5.85% during three months ended June 30, 2009 to 9.69% during the three months ended June 30, 2010. During the three month period ended June 30, 2010, we experienced a significant increase in both the volume and value of our sales which grew faster than our costs grew. The gross margin excluding depreciation increased due to our optimized products mix by expanding production of our higher margin goods. The sales mix and gross margin can be illustrated by the following tables:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
Product Category	Margin	% of Sales	Margin	% of Sales
Cold-rolled coil	10.6%	48.4%	7.2%	46.9%
Cold-rolled sheet	9.6%	13.9%	4.4%	19.1%
Cold-rolled strip	7.7%	32.9%	7.6%	25.6%
Tin-plated sheet	12.4%	4.8%	11.3%	7.3%

Selling Expense

During the three months ended June 30, 2010, our selling expenses increased by $224,589 to $501,516, which represented an 81.1% increase from $276,927 for the period ended June 30, 2009. The increase was mainly due to the rise of transportation fees and material expenditures associated with the increase of sales.

General and Administrative Expenses

During the three months ended June 30, 2010, our general and administrative expenses increased by $137,272 to $495,800, which represented a 38.3% increase from $358,528 in the same period of 2009. The increase in general and administrative expenses was principally due to the rise in office expenses and staff welfare we incurred as we hired more employees during the period.

Other Expenses

Other expenses increased by $115,870 to $164,873 in the three months ended June 30, 2010 from $49,003 for the same period in 2009, which represented an increase of 236.5%. This significant increase was mainly due to the increase of bank charges associated with our increased use of bank notes as a credit facility.

Interest expenses

Interest expenses decreased from $538,630 in the three months ended June 30, 2009 to $406,772 in the three months ended June 30, 2010, representing a decrease of $131,858, or approximately 24.5%. The decrease in interest expense was primarily because of our descending average loan balance during the period.

Net Income

As a result of the factors described above, we had net income of $5,911,564 during the three months ended June 30, 2010, compared to $2,657,500 for the same period in 2009, which represented growth of 122.4%.

Earnings per Share

After the reverse stock split and the conversion of preferred stock into common stock, 10,000,041 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding.

We calculated earnings per share for the three-month period ended June 30, 2010 and 2009 based on the weighted average number of outstanding common shares as shown in the following table:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share
Net (loss) / income	5,911,564	2,657,500
Shares (denominator)
Weighted average common shares outstanding	9,962,941	9,875,001
Weighted average common shares outstanding used in computing diluted net income per common share	9,962,941	9,875,001
Earnings per ordinary share-basic and diluted	$0.59	$0.27

Comparison of Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

The following table sets forth key components of our results of operations during the six-month periods ended June 30, 2010 and 2009, both in dollars and as a percentage of our net sales. As the reverse acquisition of Gold Promise was entered into after December 31, 2009, the results of operations for the quarter ended June 30, 2009 below refer only to Baosheng Steel.

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Revenue	$139,053,010	100.0%	$101,250,677	100.0%
Cost of goods sold	125,930,524	90.6%	95,818,377	94.6%
Gross profit	13,122,486	9.4%	5,432,300	5.4%
Selling, General and Administrative Expenses	1,871,165	1.3%	1,336,770	1.3%
Operating Income	11,251,321	8.1%	4,095,530	4.0%
Other income/(expense)	(936,93)	(0.7%)	(788,304)	(0.8%)
Income Before Income Taxes	10,314,391	7.4%	3,307,226	3.3%
Income tax	-	-	(58,480)	(0.1%)
Net income	$10,314,391	7.4%	$3,248,746	3.2%

Revenue

During the six-month period ended June 30, 2010, we earned our revenue mainly through the sales of cold-rolled steel products. Our four major products, cold-rolled coil, cold rolled sheet, cold-rolled strip and tin-plated sheet generated approximately $136,582,000, representing 98% of the revenue. The total revenue for the first half of 2010 increased by approximately 37.3% from $101,250,677 in the same period of 2009 to $139,053,010 in 2010, which was mainly driven by an increase in sales volume of cold-rolled coils from 80,064 MT in 2009 to 104,907 MT in 2010 to our existing and new customers and a rise in the price per unit of $98 for cold-rolled coil and $41 for tin-plated sheet.

The following tables set forth revenues attributable to our major products for the six-month periods ended June 30, 2010 and June 30, 2009:

	Revenues By Products
	Six Months Ended June 30, (U.S. dollars in thousands)		Net Change	% Change	M.T. Sold Six Months Ended June 30,
	2010	2009	2010/09	2010/09	2010	2009
Cold-rolled coil	$72,631	$47,625	$25,006	52.5%	104,907	80,064
Cold-rolled sheet	18,708	19,529	(821.00)	(4.2%)	34,946	33,549
Cold-rolled strip	39,584	24,724	14,860	60.1%	73,707	41,675
Tin-plated sheet	5,659	7,798	(2,139)	(27.4%)	7,137	10,373

Cold-Rolled Coil

Sales volume of cold-rolled coil increased from 80,064 MT to 104,907 MT for the six months ended June 30, 2010 and its unit price rose from $594.84 to $692.34, representing increases of 31.0% and 16.3% respectively. In 2010, we upgraded cold-rolled coil quality by using high carbon steel in production instead of plain carbon steel, which led to an increase in the unit price and further increased the revenue of cold-rolled coil by 52.5%.

Cold-Rolled Sheet

In the six months ended June 30, 2010, the unit price dropped from $582.10 to $535.34 due to the decrease of average market price. The sales volume rose from 33,549 MT to 34,946 MT, leading to a drop of 4.2% in its sales revenue.

Cold-Rolled Strip

In the six months ended June 30, 2010, the unit price of cold-rolled strip declined to $537.05 from $593.26 for the six months ended June 30, 2009 and sales volume grew dramatically from 41,675 MT to 73,707 MT. Accordingly, sales revenue rose from approximate $24,724,000 to $39,584,000, representing an increase of 60.1%.

Tin-Plated Sheet

We increased the price of tin-plated sheet from $751.76 to $792.91, the higher price decreased sales volume from 10,373 MT to 7,137 MT, which caused sales revenue to drop by 27.4%.

Cost of Sales

During the six months ended June 30, 2010, our cost of sales increased by 31% or approximately $30,112,147 from $95,818,377 in 2009 to $125,930,524 in 2010. Among our major products sold in the first half of 2010, cold-rolled coil alone accounted for 51% of the total cost of sales and increased by 49%. The primary reason for the increase is we used more high-carbon steel in production compared to the first half year of 2009. Cost of sales of our major products on an aggregate and percent basis is illustrated by the following table:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
Product Category	Cost of Sales	Unit Cost	Cost of Sales	Unit Cost
Cold-rolled coil	$64,724,699	$616.97	$43,337,205	$541.28
Cold-rolled sheet	16,914,411	484.02	18,557,000	553.13
Cold-rolled strip	36,915,134	500.84	23,386,939	561.17
Tin-plated sheet	4,944,928	692.86	6,988,521	673.72

Gross Profit and Gross Margin

Our gross profit increased to $13,122,486 during the six months ended June 30, 2010 from $5,432,300 for the same period in 2009, which was an increase of $7,690,186 or approximately 141.6%. During the six month period ended June 30, 2010, we experienced a remarkable increase in both the volume and value of our sales which grew faster than our costs. Furthermore our gross margin excluding depreciation increased due to the expanded production of higher margin goods. The sales mix and gross margin of major products can be illustrated by the following tables:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
Product Category	Margin	% of Sales	Margin	% of Sales
Cold-rolled coil	10.9%	53.2%	7.8%	47..0%
Cold-rolled sheet	9.6%	13.7%	5.0%	19.3%
Cold-rolled strip	6.7%	29.0%	5.4%	24.4%
Tin-plated sheet	12.6%	4.1%	10.4%	7.7%

Selling Expense

During the six months ended June 30, 2010, our selling expenses increased by $257,923 to $805,356, compared to $547,433 for the same period in 2009 which was mainly due to the rise of material expenditures in line with the increase of sales and associated packaging.

General and Administrative Expenses

During the six months ended June 30, 2010, our general and administrative expenses increased by $276,394 to $1,002.962, compared to the 2009 level of $726,568. The increase in general and administrative expenses was principally due to the rise in entertainment expenses, and staff welfare expenses incurred by us as we hired more employees during the period.

Other expenses

Other expenses increased to $181,920 in the six months ended June 30, 2010 from $82,514 for the same period in 2009, which was primarily due to the increase of bank charges associated with increased use of bank notes as a credit facility.

Interest expenses

Interest expense decreased from $922,410 for the six months ended June 30, 2009 to $848,389 in the same period ended June 30, 2010, representing a decrease of $74,021, or approximately 8.0%. The interest expenses consisted of interest expense to financial institution and for loans from employees, which amounted to $518,647 and $329,742 in the six months ended June 30, 2010, and $809,964 and $112,446 in the same period of 2009, respectively.

Net Income

As a result of the factors described above, we had net income of $10,314,390 during the six months ended June 30, 2010, compared to $3,248,746 during the same period of 2009, representing growth of 217.5%.

Earnings per Share

After the reverse stock split and the conversion of preferred stock into common stock, 10,000,000 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding.

We calculated earning per share for the six-month period ended June 30, 2010 and 2009 based on the weighted average number of outstanding common shares as shown in the following table:

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share
Net (loss) / income	10,314,390	3,248,746
Shares (denominator)
Weighted average common shares outstanding	9,919,214	9,875,000
Weighted average common shares outstanding used in computing diluted net income per common share	9,919,214	9,875,000
Earnings per ordinary share-basic and diluted	$1.05	$0.33

As Chinese demand for cold-rolled steel products has increased at a rate of nearly 20% annually in recent years, we believe that demand for high quality cold-rolled steel products will continue to grow domestically and globally, thus affording us the opportunity to grow and expand our business operations in accordance with our growth strategy. In order to capture the market share and take advantage of the demand for our products, we have expanded, and wish to continue to expand our production capacity. The following table sets out some indirect indicators showing our gradual expansion in customers and employees.

	Buddha Steel Operating Data
	June 30, 2010	December 31, 2009	December 21, 2008
Customers	940	910	870
Suppliers	360	370	390
Employees	984	859	742

We have established stable relationships with reputable suppliers providing favorable prices in the market, thus decreasing the number of suppliers that we need.

Liquidity and Capital Resources

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $2,031,867 and $7,609,826 , respectively, which primarily consisted of cash on hand and demand deposits. Currently the major factors affecting our liquidity and capital resources are our ability to generate cash through operations, our ability to raise money through borrowing and the general economic situation in the PRC.

The following table provides detailed information about our net cash flows for the financial periods presented in this report. We have financed our operations primarily through cash flows from operations, bank notes and loans.

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Net Cash (Used in) Operating Activities	$(8,467,615)	$(18,002,611)
Net Cash (Used in) Investing Activities	(954,745)	(701,729)
Net Cash Provided by Financing Activities	3,753,982	17,408,765
Effects of Exchange Rate Change in Cash	90,419	(103,220)
Net (Decrease) in Cash and Cash Equivalents	(5,577,959)	(1,398,782)
Cash and Cash Equivalent at Beginning of the Year	7,609,826	2,232,473
Cash and Cash Equivalent at End of the Year	$2,031,867	$833,691

Operating Activities

The amount of cash provided by our operating activities differs from our reported net income due to non-cash items, such as depreciation and amortization of fixed assets, which do not result in uses or sources of cash. In addition, the changes in working capital, other assets and liabilities, which generally represent temporary timing differences between the recognition of certain expenses and their payment. For the six months ended June 30, 2010, net cash used in operating activities was $8 million, a decrease of 53% compared to the same period in 2009. Cash used in operating activities consisted primarily of our net profit of $10 million, an increase of $42 million in inventories due to a general increase in our raw materials cost, a decrease in advances to suppliers of $18 million and an increase of accounts payable of $6 million. Net cash used in operating activities for the first half year of 2009 was the combined result of a decrease of advances from customers of $47 million, a decrease of inventories of $31 million due to the gradual decrease of raw materials cost, an increase of advances to suppliers of $9 million, and a decrease of value added tax recoverable of $7 million as related to VAT.

Investing activities

Our investing activities included equipment purchases and plant construction. Net cash used in such investing activities was $0.95 million in the six months ended June 30, 2010. As for the six months ended June 30, 2009, a total of $0.70 million was invested in the purchase of production equipment. Compared to 2009, we spent 36% more cash in equipment and plant construction to expand our production capacity in the first half year of 2010.

Financing activities

Net cash provided by such financing activities as lending from banks and obtaining bank notes for the six months ended June 30, 2010 was $4 million, as compared to $17 million net cash provided by financing activities in the same period of 2009. During the six months ended June 30, 2010, we repaid around $2 million in short-term loans and obtained $17 million in bank notes and in the meantime set aside approximately $11 million in restricted cash in our bank accounts to obtain the bank notes as requested by the lenders. During the six months ended June 30, 2009, we primarily obtained $12 million of loans from various lenders and $5 million bank notes, in total, a $17 million net increase in cash provided by financing activities. In general, compared to the first half year of 2009, net cash provided by our financing activities dropped by 76% in 2010.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs, and we will require additional cash resources, to meet our expected capital expenditure and working capital requirements for the next 12 months. In the future, we may also require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

In terms of our working capital, our current assets were approximately $122 million and $90 million as of June 30, 2010 and 2009 respectively. The increase in current assets of $32 million (or 35.6%) was due to the combined effects of a $42 million increase in inventories, the increase of cash and restricted cash by $6 million, and the decrease of advances to suppliers by $18 million.

Our current liabilities were approximately $132 million and $110 million as of June 30, 2010 and 2009 respectively. The increase of our current liabilities by $22 million (or 20.0%) was primarily due to the increase in bank notes payable by $17 million, the increase in accounts payable by $6 million, and the decrease in short-term debts by $1 million.

As compared to December 31, 2009, we have strengthened our ability to meet our short-term debt obligations since the current ratio as of June 30, 2010 increased to 0.92 from 0.81 in 2009 due to the change of current assets and liabilities aforementioned.

In addition, we had short term bank loans amounting to $27,164,175. The interest rates on these loans ranges from 5.84% to 9.94%. Please refer to the table below for the terms and conditions of bank loans outstanding as of June 30, 2010.

	June 30, 2010
		Interest Rate
Lender	Maturity Date	Per Annum	RMB (in thousand)	USD (in thousand)
Agricultural Bank of China, Dachang Branch	2010-8-26	5.84%	20,000	2,937
Agricultural Bank of China, Dachang Branch	2010-10-19	5.84%	5,600	822
Agricultural Bank of China, Dachang Branch	2010-12-24	5.84%	12,000	1,762
Agricultural Bank of China, Dachang Branch	2011-3-30	5.84%	20,000	2,937
Agricultural Bank of China, Dachang Branch	2011-4-20	5.84%	20,000	2,937
Agricultural Bank of China, Dachang Branch	2011-5-25	5.84%	10,400	1,527
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2011-1-5	9.03%	5,000	734
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2011-1-6	9.03%	5,000	734
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2011-1-7	9.03%	5,000	734
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2011-1-8	9.03%	4,950	727
Huaxia Bank, Shijiazhuang Branch	2011-4-28	5.84%	40,000	5,875
Xiadian City Rural Credit Cooperative	2011-4-22	9.94%	5,000	734
Xiadian City Rural Credit Cooperative	2011-4-22	9.94%	5,000	734
Shenzhen Zengshun Import and Export Co., Ltd.	N/A	N/A	27,000	3,966
Total		7.45%	184,950	27,164

Some of the bank loans were collateralized by our property, as follows:

(1) As of June 30, 2010, we put approximately $32,656,097 land use right and other fixed assets as the pledge for loans from Agricultural Bank of China, Dachang Branch.

(2) As of June 30, 2010, approximately $4,714,141 of our property was collateralized for loans from Rural Credit Cooperative, Dachang Hui Autonomous County Branch.

(3) The loan from Huaxia Bank, Shijiazhuang Branch was guaranteed by Shanghai Chengtong Precision Strip Co., Ltd.

(4) We also borrowed from Xiadian City Rural Credit Cooperative through key staff and acted as guarantors in the contracts. As of June 30, 2010, the outstanding loans in those cases were $1,468,731.

Contractual Commitments

As of June 30, 2010, we had no contractual obligations in terms of long-term debts, operating lease, etc. The balance due to related parties represents the loan borrowed from Hebei Buddha Engineering Technology Co., Ltd., an affiliated company also owned by Hongzhong Li. This loan was repaid in May 2010. Additionally, we had loans from employees of $4,075,140 outstanding as at June 30, 2010, which didn’t have contractual maturity dates and would pay at 8% annual interest rate for each year.

Inflation and Seasonality

Inflation and seasonality have not had a material effect on our business and we do not expect that inflation or seasonality will materially affect our business in the foreseeable future. However, our management will closely monitor the inflation and seasonality in the industry and continually maintain effective cost control in our operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

New Accounting Pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. We do not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

In January 2010, FASB amended ASC 820 Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: (1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  (2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We determined the adoption of this rule does not have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)
The information required by this Item 2(a) has previously been reported on our Current Report on Form 8-K, dated April 30, 2010. In addition, as of June 11, 2010 shares of our Series A Preferred Stock converted into common stock on the basis of one share of Series A Preferred Stock for 987.5 shares of common stock upon the effectiveness of a 1-for-186 reverse split of our outstanding common stock, as contemplated in the April 30, 2010 Form 8-K.

(b)	None.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document
3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

10.1	Consulting Services Agreement, dated April 2, 2010, between Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (3)

10.2	Operating Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (3)

10.3	Voting Rights Proxy Agreement, dated April 4, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (3)

10.4	Option Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (3)

10.5	Equity Pledge Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (3)

10.6	Lease Agreement, dated November 11, 2005, between Dachang Hui Autonomous County, Xiadian Town, Xiaodingfu Village Committee and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (3)

10.7
Share Exchange Agreement, dated as of April 28, 2010, among A.G. Volney Center, Inc., Gold Promise Group (Honk Kong) Co., Limited (“Gold Promise”), the shareholders of Gold Promise, Joseph C. Passalaqua, Carl E. Worboys and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (3)

21.1	Subsidiaries of the Registrant (3)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (4)

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2010.

(2)	Incorporated by reference to the Company’s registration statement on Form 10-SB, dated October 19, 2006.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2010.

(4)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUDDHA STEEL, INC.

August 16, 2010	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)