Form 10-Q
period 2010-09-30
Buddha Steel, Inc.
filed 2010-11-15
CIK 1367777

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
September 30, 2010

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

i

PART I                      FINANCIAL INFORMATION

Item 1.                      Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

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

Except where the context otherwise requires and for purposes of this prospectus only, “we,” “us,” “our company,” “our” and “Buddha” refer to

•
Buddha Steel, Inc., a Delaware stock corporation (formerly A.G. Volney Center, Inc., which was formerly Lottlink Technologies, Inc.), after completion of the reverse acquisition of Gold Promise on April 28, 2010;

•	Gold Promise Group (Hong Kong) Co., Ltd., a Hong Kong limited company (“Gold Promise” when individually referenced), which is a wholly owned subsidiary of Buddha;

•	Hebei Anbang Investment Consultation Co., Ltd., a PRC limited company (“HAIC” when individually referenced), which is a wholly owned subsidiary of Gold Promise; and

•
Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd., a Chinese limited company (“Baosheng Steel” when individually referenced), which HAIC controls through a series of contractual agreements.

The discussion of the results of operations below are of Buddha and its subsidiaries, Gold Promise and HAIC and its controlled affiliate, Baosheng Steel, and have been derived from the financial statements that are included elsewhere in this quarterly report. Gold Promise is deemed to be the accounting acquirer in the share exchange transaction consummated as of April 28, 2010. Since common control exists between the Gold Promise and Baosheng Steel, for accounting purposes, the acquisition of Baosheng Steel has been treated as a recapitalization with no adjustment to the historical basis of its assets and liabilities.

The restructuring has been accounted for using the “as if” pooling method of accounting and the operations were consolidated as if the restructuring had occurred as of the beginning of the earliest period presented in our consolidated financial statements and the current corporate structure had been in existence throughout the periods covered by our consolidated financial statements.

Overview

We were incorporated as a Delaware corporation in 1997. Our company changed its name in 2003 and 2010 in connection with acquisitions of companies engaged in, respectively, the clothing industry in the United States (A.G. Volney Center, Inc.) and the steel industry in China (Buddha). Pursuant to an acquisition completed on April 28, 2010, we own all of the issued and outstanding capital stock of Gold Promise, a Hong Kong company, and the previous shareholders of Gold Promise became the controlling shareholders of Buddha. Gold Promise in turn owns all of the issued and outstanding stock of HAIC, a PRC company. HAIC has entered into a series of VIE Agreements with Baosheng Steel and all of its shareholders, pursuant to which Baosheng Steel became HAIC’s contractually controlled affiliate. The use of such control agreements is a common structure to control PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements are designed to provide HAIC a level of control over Baosheng Steel that is functionally equivalent to the level of control HAIC would have if it instead owned the equity of Baosheng Steel.

Baosheng Steel was established in 1999 in Hebei province, Northern China.  Baosheng Steel produces and sells ultra-thin precision cold-rolled steel products.  Baosheng Steel’s cold-rolled steel is engineered and manufactured using state-of-the-art machinery. Our products are tailor-made to customers’ individual requirements.  Baosheng Steel’s products are further processed by downstream manufacturers and incorporated into a wide variety of end products including, among others, automobiles, home appliances, packaging, and specialized construction materials.  Baosheng Steel’s production facilities occupy more than 47 acres and include 96 annealing furnaces and 17 lines: 13 cold-rolling mills, 1 tin-plate sheet mill, and 3 leveler stretchers.

As of September 30, 2010, we had 930 full time employees, of whom 821 were production personnel, 19 were sales personnel, 9 were finance personnel and 81 were administrative, support and logistics personnel.

During the three months ended September 30, 2010 and the same period of 2009, we produced approximately 81,527 metric tons (“MT”) and 88,089 MT of steel products respectively, a capacity utilization rate of 70.13% for the three months ended September 30, 2010 and 75.78% for the same period of 2009. For the three months ended September 30, 2010 and the same period of 2009, we had the capacity to produce 116,250 MT of cold rolled steel, based on estimated product mix. During the nine months ended September 30, 2010 and the same period of 2009, we produced approximately 307,310 MT and 249,603 MT of steel products respectively, a capacity utilization rate of  88.12% for the nine months ended September 30, 2010 and 71.57% for the same period of 2009, based on estimated product mix. For the nine months ended September 30, 2010 and the same period in 2009, we had the capacity to produce 348,750 MT of cold rolled steel. Our expected capacity does not represent our maximum capacity and instead represents our estimated capacity, taking into consideration routine maintenance and ordinary work schedules for our employees; as a result, we may be able to exceed this capacity occasionally during periods of high demand. Our products range in thickness from 0.1 millimeter to 3.5 mm and can be up to 1,250 mm in width. The production process begins with our major raw material, hot-rolled steel coils, which we clean, roll, cut and anneal in a cold-rolling mill to the desired specifications.

We sell products primarily in China, but we also sell some products in Europe, Africa and Southeast Asia, including countries such as the Philippines and Peru. Approximately less than 1% of our sales for the three months ended September 30, 2010 were direct sales outside China. In addition, less than 1% of sales for both nine-month periods ended September 30, 2010 and September 30, 2009 were direct sales to customers outside China.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate, on an on-going basis, our estimates for reasonableness as changes occur in our business environment. We base our estimates on experience, the use of independent third-party specialists, and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that reflect significant judgments, estimates and uncertainties, and potentially result in materially different results under different assumptions and conditions. The following are our critical accounting policies:

Revenue Recognition

We recognize revenues generated from the sales of our cold-rolled steel products when these products are delivered to customers in accordance with previously agreed-upon pricing and delivery arrangements; and the collectability of these sales is reasonably assured. Since our products are tailor-made to customers’ individual requirements, customers do not have return rights, and management has determined the amount of returned products to be insignificant. Accordingly, we have made no provision for returnable goods. Revenues presented in our unaudited condensed consolidated statements of income and comprehensive income are net of sales taxes.

Accounts Receivable

We state accounts receivable at cost, net of an allowance for doubtful accounts. We perform periodic reviews to determine whether the carrying values of accounts have become impaired. We consider assets impaired if management determines the collectability of the balances to be doubtful. Accordingly, management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment is classified as a change in estimate. Our management determined that no allowance for doubtful accounts was necessary as of September 30, 2010 and December 31, 2009 since all accounts receivables and other receivables were considered fully collectible.

Inventory Valuation

We value our inventories at the lower of cost, determined on a weighted average basis, or net realizable value (the estimated market price). When raw materials move from primary processing to various manufacturing departments, we adjust the net realizable value for product specifications and further processing, which becomes the basis for calculating inventory values. In addition, substantially all inventory expenses, packaging and supplies are valued by the weighted average method.

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

Taxation

People’s Republic of China

Income Taxes

We account for income taxes in accordance with ASC 740 “Income Taxes”.  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not either that these items will expire before our company is able to realize their benefits, or that future deductibility is uncertain. There was no deferred tax asset or liability for the nine months ended September 30, 2010 or for the year ended December 31, 2009.  HAIC and Baosheng Steel are governed by the Income Tax Law of the PRC concerning privately run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments in the first nine months of 2010 and the year of 2009, respectively.

For the nine months ended September 30, 2010 and the year ended December 31, 2009, as approved by the local tax authority of Dachang County, Baosheng Steel’s income tax was assessed annually at a pre-determined fixed rate as an incentive to stimulate local economy and encourage entrepreneurship. As a result of this determination, Baosheng Steel’s assessed income taxes were $77,892 and $58,556 for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. Although the possibility exists for reinterpretation of the application of the tax regulations by higher tax authorities in the PRC, potentially overturning the decision made by the local tax authority, Baosheng Steel has not experienced any reevaluation of its income taxes for prior years. Management believes that the possibility of any reevaluation of income taxes is remote based on the fact that Baosheng Steel has obtained the written tax clearance from the local tax authority.

Value Added Taxes

Baosheng Steel is subject to value added tax (“VAT”) for selling merchandise. The applicable VAT rate is 17% for products sold in the PRC. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). Under the commercial practice of the PRC, Baosheng Steel pays VAT based on tax invoices issued. The tax invoices may be issued subsequent to the date on which revenue is recognized, and there may be a considerable delay between the date on which the revenue is recognized and the date on which the tax invoice is issued. In the event that the PRC tax authorities dispute the date on which revenue is recognized for tax purposes, the PRC tax office has the right to assess a penalty based on the amount of the taxes which are determined to be late or deficient, and will be expensed in the period if and when a determination is made by the tax authorities that a penalty is due.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

•
Growth in the Chinese Economy.  We operate our facilities in China and derive almost all of our revenues from sales to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of approximately 10% in real gross domestic product from 1996 through 2009. (World Economic Outlook (April 2010) through International Monetary Fund Data Mapper). China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession. However, China has not been entirely immune to the global economic slowdown and is experiencing a slowing of its growth rate.

•
Supply and Demand in the Cold-Rolled Steel Market and the Steel Market in General. We are subject to macroeconomic factors dictating the supply and demand of hot- and cold-rolled steel in the PRC. Steel prices have been volatile in the past, and while they have stabilized since the first quarter of 2009, our revenues and earnings could be dramatically affected by increases and decreases in raw material and finished product costs.

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

•
Infrastructure and Construction Growth.  We have in the past benefited from strong growth in fixed asset investment in roads, residential and commercial construction, bridges and other fundamental infrastructure and construction projects in the PRC. As the Chinese economy matures and develops, we expect this growth to slow and fixed asset investment to fall as a percentage of GDP; however, we believe demand for our products will remain strong for many years to come.

•
Production Capacity. In order to capture the market share and take advantage of the demand for our products, we have expanded, and wish to continue to expand our production capacity. Increased capacity has had a significant impact on our ability to increase revenues and net income through increased product sales.

•
Our Product Mix.  Our gross margin is affected by our product mix.  We produce and sell products according to customer orders.  In general, we receive higher profit margins on our thinner products, our plated products and our alloyed products than we receive on our thicker, non-plated, non-alloyed products.  We therefore strive to allocate our capacity to the highest margin product mix possible for a given output tonnage by focusing our product mix on thinner, alloyed and plated products where possible.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and Three Months Ended September 30, 2009

The following table sets forth key components of our results of operations during the three-month periods ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Three Months Ended		Three Months Ended
	September 30, 2010 Unaudited		September 30,2009 Unaudited
		% of Net		% of Net
	Amount	Sales	Amount	Sales
Revenue	$74,871,485	100.0%	$80,251,890	100.0%
Cost of Goods Sold	(66,521,690)	(88.8)%	(74,312,368)	(92.6)%
Gross Profit	8,349,795	11.2%	5,939,522	7.4%
Selling, General and Administrative Expenses	(936,337)	(1.3)%	(626,964)	(0.8)%
Operating Income	7,413,458	9.9%	5,312,558	6.6%
Other Expenses	(477,552)	(0.6)%	(428,080)	(0.5)%
Income Before Income Taxes	6,935,906	9.3%	4,884,478	6.1%
Income Taxes	(77,892)	(0.1)%	-	0.0%
Net Income	$6,858,014	9.2%	$4,884,478	6.1%

Revenue

We earned our revenue mainly through sales of cold-rolled steel products. During the three-month period ended September 30, 2010, revenue from sales of products accounted for $74,871,485. Our primary product, cold-rolled coils generated $38,578,422, making up 51.5% of the total revenue. Revenue concentration on this one product may expose the Company to risk arising from the demand fluctuation. Our revenue decreased by approximately 6.7% from $80,251,890 in the third quarter of 2009 to $74,871,485 in the same period of 2010. This was mainly driven by a drop in sales volume of cold-rolled coils and cold-rolled strips to our customers. There was also a minor decrease in the price per unit of cold-rolled strips.

The following tables set forth the revenues attributable to our major products for the three-month periods ended September 30, 2010 and September 30, 2009.

	Revenues By Products
	Three Months Ended September 30, ($ in thousands)		Revenue Net Change	Revenue Percent Change	MT Sold Three Months Ended September 30,		Tonnage Change	Percentage Change (MT Sold)
	2010	2009	2010/2009	2010/2009	2010	2009	2010/2009	2010/2009
Cold-rolled coil	$38,578	$44,802	$(6,224)	(13.9)%	48,240	62,725	(14,485)	(23.1)%
Cold-rolled sheet	12,875	10,649	2,226	20.9%	19,983	18,179	1,804	9.9%
Cold-rolled strip	13,797	19,219	(5,422)	(28.2)%	22,761	31,589	(8,828)	(27.9)%
Tin-plated sheet	3,905	3,856	49	1.3%	4,631	4,878	(247)	(5.1)%
Others	5,716	1,726	3,990	231.2%	11,552	4,230	7,322	173.1%
Total	$74,871	$80,252	$(5,381)	(6.7)%	107,167	121,601	(14,434)	(11.9)%

Cold-Rolled Coil

Sales volume of cold-rolled coil declined from 62,725 MT to 48,240 MT for the three months ended September 30, 2010, which was a decrease of 23.1% in percentage. Its unit price rose from $714.26 to $799.71, representing an increase of 12.0%. In 2010, as we upgraded cold-rolled coil quality by using high carbon steel in production instead of plain carbon steel, the unit price of cold-rolled coil increased, which may have led to a reduced sales volume of the product. Although the use of high carbon steel increased product’s unit price, the management believed it had improved product quality and brought higher sales margin for the company. The change reflects the company’s development strategy, which is producing high-end steel products with high profit margins. The combined effects decreased the revenue of cold-rolled coil by 13.9% compared to 2009.

Cold-Rolled Sheet

In the three months ended September 30, 2010, we produced more 0.3mm cold-rolled sheets as its unit price increased from $585.79 to $644.30. Consistent customers’ demands increased the sales volume from 18,179 MT to 19,983 MT, leading to an increase of 20.9% in its sales revenue.

Cold-Rolled Strip

In the three months ended September 30, 2010, the unit price of cold-rolled strip declined to $606.17 from $608.41 for the three months ended September 30, 2009. Its sales volume also dropped dramatically from 31,589 MT to 22,761 MT. Accordingly, sales revenue has declined from $19,218,591 to $13,796,905 for the three months ended September 30, 2010, representing a decrease of 28.2%.

Tin-Plated Sheet

We increased the price of tin-plated sheet from $790.49 for the three months ended September 30, 2009 to $843.23 for the same period ended September 30, 2010; the higher price decreased sales volume slightly from 4,878 MT to 4,631 MT, which had an overall effect of increasing sales revenue by 1.3%.

Cost of Sales

During the three-month period ended September 30, 2010, our cost of revenue decreased by approximately $7,790,678 from $74,312,368 in 2009 to $66,521,690 in 2010, which represented a decrease of 10.5%. Among our major products sold in the third quarter of 2010, cold-rolled coil alone accounted for 50.3% of the total cost of revenue and its unit cost rose from $625.76 in 2009 to $694.29 in 2010. The primary reason for the increase in our units cost for cold-rolled coil is that we used more high carbon steel in production compared to the third quarter of 2009. Besides, due to the big drops of the sales volumes for cold-rolled coil and cold-rolled strip, the total cost of sales for three months ended September 30, 2010 decreased compared to the same period of 2009. Cost of revenue of our major products on an aggregate basis is illustrated by the following table:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Product Category	Cost of Sales	Unit Cost	Cost of Sales	Unit Cost
Cold-rolled coil	$33,492,360	$694.29	$39,250,670	$625.76
Cold-rolled sheet	11,664,816	583.74	10,894,098	599.27
Cold-rolled strip	12,611,120	554.07	18,973,605	600.64
Tin-plated sheet	3,358,615	725.25	3,354,217	687.62
Others	5,394,779	467.00	1,839,778	434.94
Total	$66,521,690	$620.73	$74,312,368	$611.12

Gross Profit and Gross Margin

Our gross profit increased to $8,349,795 during the three months ended September 30, 2010 from $5,939,522 for the same period in 2009, which was an increase of $2,410,273 or approximately 40.58% and accordingly gross profit margin rose from 7.4% to 11.2%. As the table below illustrates, two of our major products cold-rolled sheet and cold-rolled strip contributed much more profit than last year. This material increase is mainly attributable to our ongoing efforts in quality control in our production process, which dramatically reduced scraps and increased our profit margin. Additionally, our primary product, cold-rolled coil maintained its leading role in products mix with a slight growth in profit margin, while minor products in the aggregate accounted for 7.7% of total sales with an obviously better margin of 5.6%.

	Three months ended September 30, 2010		Three months ended September 30, 2009
Product Category	Margin	% of Sales	Margin		% of Sales
Cold-Rolled Coil	13.2%	51.5%	12.4%		55.8%
Cold-Rolled Sheet	9.4%	17.2%	(2.3	) %	13.3%
Cold-Rolled Strip	8.6%	18.4%	1.3%		23.9%
Tin-Plated Sheet	14.0%	5.2%	13.0%		4.8%
Others	5.6%	7.7%	(6.6	) %	2.2%
Total	11.2%	100.0%	7.4%		100.0%

Selling Expense

During the three months ended September 30, 2010, our selling expenses increased by $113,225 to $425,241, which represented a 36.3% increase from $312,016 for the period ended September 30, 2009. The increase was mainly due to the rise of transportation charges.

General and Administrative Expenses

During the three months ended September 30, 2010, our general and administrative expenses increased by $195,866 to $479,420, which represented a 69.1% increase from $283,554 in the same period of 2009. The increase in general and administrative expenses was principally due to the rise in office expenses and staff welfare expenses incurred during the period.

Other Expenses

Other expenses increased by $27,141 to $66,564 in the three months ended September 30, 2010 from $39,423 for the same period in 2009, which represented an increase of 68.8%. This significant increase was mainly due to the increase of bank charges associated with our increased use of bank notes as a credit facility.

Interest Expenses

Interest expenses decreased from $450,359 in the three months ended September 30, 2009 to $441,299 in the three months ended September 30, 2010, representing a decrease of $9,060, or approximately 2.0%. The minor decrease in interest expense is primarily because the company replaced some high interest rate loans with lower interest rate loans during the period.

Net Income

As a result of the factors described above, we had net income of $6,858,014 during the three months ended September 30, 2010, compared to $4,884,478 for the same period in 2009, which represented a growth of 40.4%.

Earnings per Share

After the reverse stock split and the conversion of preferred stock into common stock, 10,000,041 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding.

We calculated earnings per share for the three-month period ended September 30, 2010 and 2009 based on the weighted average number of outstanding common shares as shown in the following table:

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share
Net (loss) / income	$6,858,014	$4,884,478

Shares (denominator)
Weighted average common shares outstanding	10,000,041	10,000,041
Weighted average common shares outstanding used in computing diluted net income per common share	10,000,041	10,000,041
Earnings per ordinary share-basic and diluted	$0.69	$0.49

Comparison of Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

The following table sets forth key components of our results of operations during the nine-month periods ended September 30, 2010 and 2009, both in dollars and as a percentage of our net sales.

	Nine Months Ended September 30, 2010 Unaudited		Nine Months Ended September 30, 82009 Unaudited
	Amount	% of Net Sales	Amount	% of Net Sales
Revenue	$213,924,495	100.0%	$181,502,567	100.0%
Cost of Goods Sold	(192,452,214)	(90.0)%	(170,130,745)	(93.7)%
Gross Profit	21,472,281	10.0%	11,371,822	6.3%
Selling, General and Administrative Expenses	(2,807,502)	(1.3)%	(1,963,734)	(1.1)%
Operating Income	18,664,779	8.7%	9,408,088	5.2%
Other Expense	(1,414,482)	(0.7)%	(1,216,384)	(0.7)%
Income Before Income Taxes	17,250,297	8.1%	8,191,704	4.5%
Income Tax	(77,892)	0.0%	(58,480)	0.0%
Net Income	$17,172,405	8.0%	$8,133,224	4.5%

Revenue

During the nine-month period ended September 30, 2010, we earned our revenue mainly through the sales of cold-rolled steel products. Our four major products, cold-rolled coil, cold-rolled sheet, cold-rolled strip and tin-plated sheet generated approximately 96.2% of our revenue. The total revenue for the first nine months of 2010 increased by approximately 17.6% from $182 million in the same period of 2009 to $214 million in 2010, which was mainly driven by an increase in sales volume of cold-rolled coils from 142,789 MT in 2009 to 153,147 MT in 2010 and also a rise in its price per unit of $78.86.

The following tables set forth revenues attributable to our major products for the nine-month periods ended September 30, 2010 and September 30, 2009:

	Revenues By Products
	Nine Months Ended September 30, ($ in thousands)		Revenue Net Change	Revenue Percentage Change	M.T. Sold Nine Months Ended September 30,		Tonnage Change	Percentage Change (MT Sold)
	2010	2009	2010/09	2010/09	2010	2009	2010/09	2010/09
Cold-rolled coil	$111,209	$92,427	$18,782	20.3%	153,147	142,789	10,358	7.3%
Cold-rolled sheet	31,583	30,178	1,405	4.7%	54,929	51,728	3,201	6.2%
Cold-rolled strip	53,381	43,943	9,438	21.5%	96,468	73,264	23,204	31.7%
Tin-plated sheet	9,564	11,654	(2,090)	(17.9)%	11,768	15,251	(3,483)	(22.8)%
Others	8,187	3,301	4,886	148.0%	16,428	10,834	5,594	51.6%
Total	$213,924	$181,503	$32,421	17.9%	332,740	293,866	38,874	13.2%

Cold-Rolled Coil

Sales volume of cold-rolled coil increased from 142,789 MT to 153,147 MT for the nine months ended September 30, 2010 and its unit price rose from $647.30 to $726.16, representing increases of 7.3% and 12.2% respectively. In 2010, we upgraded cold-rolled coil quality by using high carbon steel in production instead of plain carbon steel, which led to an increase in the unit price and further increased the revenue of cold-rolled coil by 20.3%.

Cold-Rolled Sheet

In the nine months ended September 30, 2010, the unit price dropped from $583.40 in 2009 to $574.98 in 2010 due to the decrease of average market price. The sales volume rose from 51,728 MT to 54,929 MT, leading to an increase of 4.7% in its sales revenue.

Cold-Rolled Strip

In the nine months ended September 30, 2010, the unit price of cold-rolled strip declined to $553.35 from $599.79 for the nine months ended September 30, 2009 and sales volume grew dramatically from 73,264 MT to 96,468 MT. Accordingly, sales revenue rose by approximately 21.5% in 2010 compared to 2009.

Tin-Plated Sheet

We increased the price of tin-plated sheet from $764.15 to $812.71; the higher price decreased sales volume by 3,483 MT from 15,251 MT to 11,768 MT, which caused sales revenue to drop by 17.9%. The price increase for the product went along with the overall market trend.

Cost of Sales

During the nine months ended September 30, 2010, our cost of revenue increased by 13.1% or approximately $22,321,469 from $170,130,745 in 2009 to $192,452,214 in 2010. Among our major products sold in the first nine months of 2010, cold-rolled coil alone accounted for 51.0% of the total cost of sales and increased by 18.9%. The primary reason for the increase is that we used more high-carbon steel in production compared to the first nine months of 2009. Cost of sales of our major products on an aggregate basis is illustrated by the following table:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
Product Category	Cost of Sales	Unit Cost	Cost of Sales	Unit Cost
Cold-rolled coil	$98,217,059	$641.33	$82,587,875	$578.39
Cold-rolled sheet	28,579,227	520.29	29,451,098	569.35
Cold-rolled strip	49,526,254	513.40	42,360,544	578.19
Tin-plated sheet	8,303,543	705.60	10,342,738	678.17
Others	7,826,131	476.39	5,388,490	497.37
Total	$192,452,214	$578.39	$170,130,745	$578.94

Gross Profit and Gross Margin

Our gross profit increased to $21,472,281 during the nine months ended September 30, 2010 from $11,371,822 for the same period in 2009, which was an increase of $10,100,459 or approximately 88.82%. During the nine month period ended September 30, 2010, we experienced a material increase in both sales volume and unit price that outpaced increases in our costs. Each of our major products had a significant increase in margin in spite of changes in their sales percentage, which resulting in a growth of total gross margin from 6.3% to 10.0%. Among others, cold-rolled sheet and cold-rolled strip aggregately represented around 40% of our sales and brought a much better return than 2009. Additionally, the sales of minor products including raw material and scrapes (grouped into “others”) turned to be positive margin transactions in 2010. The sales mix and gross margin can be illustrated as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
Product Category	Margin	% of	Margin	% of
		Sales		Sales
Cold-rolled coil	11.7%	52.0%	10.6%	50.9%
Cold-rolled sheet	9.5%	14.8%	2.4%	16.6%
Cold-rolled strip	7.2%	25.0%	3.6%	24.2%
Tin-plated sheet	13.2%	4.5%	11.3%	6.4%
Others	4.4%	3.7%	(63.2)%	1.9%
Total	10.0%	100.0%	6.3%	100.0%

Selling Expense

During the nine months ended September 30, 2010, our selling expenses increased by $371,148 to $1,230,597, compared to $859,449 for the same period in 2009 which was mainly due to the increase of packaging material expenditures in line with the increase of sales and associated packaging.

General and Administrative Expenses

During the nine months ended September 30, 2010, our general and administrative expenses increased by $472,260 to $1,482,382, compared to the 2009 level of $1,010,122. The increase in general and administrative expenses was principally due to the rise in entertainment expenses, and staff welfare expenses incurred by us during the period.

Other Expenses

Other expenses increased to $248,484 in the nine months ended September 30, 2010 from $121,937 for the same period in 2009, which was primarily due to the increase of bank charges associated with increased use of bank notes as a credit facility.

Interest Expenses

Interest expense decreased from $1,372,769 for the nine months ended September 30, 2009 to $1,289,688 in the same period ended September 30, 2010, representing a decrease of $83,081, or approximately 6.1%. The interest expenses consisted of interest expense to financial institution and for loans from employees, which amounted to $959,058 and $330,630, in the nine months ended September 30, 2010, and $1,260,311 and $112,458 in the same period of 2009, respectively. The decrease in interest expense was primarily because of our descending average loan balance during the previous six-month period.

Net Income

As a result of the factors described above, we had net income of $17,172,405 during the nine months ended September 30, 2010, compared to $8,133,224 during the same period of 2009, representing growth of 111.1%.

Earnings per Share

After the reverse stock split and the conversion of preferred stock into common stock, 10,000,041 shares of our common stock are issued and outstanding and no shares of preferred stock are issued and outstanding.

We calculated earning per share for the nine-month period ended September 30, 2010 and 2009 based on the weighted average number of outstanding common shares as shown in the following table:

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Numerator used in basic net income per share
Net (loss) / income	$17,172,405	$8,133,224

Shares (denominator)
Weighted average common shares outstanding	10,000,041	10,000,041
Weighted average common shares outstanding used in computing diluted net income per common share	10,000,041	10,000,041
Earnings per ordinary share-basic and diluted	$1.72	$0.81

Liquidity and Capital Resources

As of September 30, 2010 and the same period of 2009, we had cash and cash equivalents of $2,317,424 and $7,609,826, respectively, which primarily consisted of cash on hand and demand deposits. Currently the major factors affecting our liquidity and capital resources are our ability to generate cash through operations, our ability to raise money through borrowing and the general economic situation in the PRC.

The following table provides detailed information about our net cash flows for the financial periods presented in this report. We have financed our operations primarily through cash flows from operations, bank notes and loans.

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Net Cash (Used in) Operating Activities	$(15,126,711)	$(12,175,674)
Net Cash (Used in) Investing Activities	(1,290.896)	(784,316)
Net Cash Provided by Financing Activities	10,502,212	16,526,430
Effects of Exchange Rate Change in Cash	622,993	(67,726)
Net (Decrease)/Increase in Cash and Cash Equivalents	(5,292,402)	3,498,714
Cash and Cash Equivalent at Beginning of the Year	7,609,826	2,232,473
Cash and Cash Equivalent at End of the Year	$2,317,424	$5,731,187

Operating Activities

The amount of cash provided by our operating is comprised of non-cash items, such as depreciation and amortization of fixed assets. For the nine months ended September 30, 2010, net cash used in operating activities was $15 million, an increase of 24% compared to the same period in 2009.

During the nine months ended September 30, 2010, we earned net income of $17 million. The increase of our inventories led to the cash outflows for around $40 million. At the same time, we reduced the advances to suppliers and held more accounts payable, which aggregately brought us additional cash flow of around $19 million. Additionally, advances from customers dropped in this period, resulting in a cash outflow of $11 million. Considering these major adjustments on cash basis, we had a net cash outflow of $15 million in our daily operation.

In the same period in 2009, we earned net income of $8 million. The decrease of our inventories saved us around $62 million. Meanwhile, advances from customers dropped rapidly which brought about the cash outflow of $80 million. Considering other cash basis activities, there was $12 million net cash outflow in our operating activities.

Investing Activities

Our investing activities included equipment purchases and plant construction. Net cash used in such investing activities was $1.29 million in the nine months ended September 30, 2010. As for the nine months ended September 30, 2009, a total of $0.78 million was invested in the purchase of production equipment. Compared to 2009, we spent 65.3% more cash in equipment and plant construction to expand our production capacity in the first nine-month of 2010.

Financing Activities

Net cash provided by such financing activities as lending from banks and obtaining bank notes for the nine months ended September 30, 2010 was approximately $10 million, as compared to approximately $17 million in the same period of 2009. During the nine months ended September 30, 2010, we borrowed around $9 million in short-term loans and obtained $15 million in bank notes and in the meantime set aside approximately $14 million in restricted cash in our bank accounts to obtain the bank notes as requested by the lenders. The amount of restricted cash ranges from 30% -100% of the balance of the bank notes. Restricted cash serves as collateral to ensure future credit availability. Restricted cash may be used to pay back bank notes of the lender in question but not any other lender. Thus, restricted cash held at Huaxia Bank could be used to repay Huaxia Bank’s bank notes but not Agricultural Bank of China. We earn interest on restricted cash at variable monthly rate.

During the nine months ended September 30, 2009, we primarily obtained about $12 million of loans from various lenders and $3 million from bank notes. In general, compared to the first nine-month of 2009, net cash provided by our financing activities dropped by 47% in 2010.

We believe that our cash on hand and cash flow from operations will meet part of our present cash needs, and we will require additional cash resources, to meet our expected capital expenditure and working capital requirements for the next 12 months.  We expect that available bank facilities (current facilities and those we may apply for in the future), combined with cash and cash equivalents, will allow us to meet these requirements for the next 12 months, whether or not we complete an offering of our securities currently contemplated. In addition, we believe we may be able to enhance our cash management by reducing our prepayments to suppliers, making our accounts payable terms more favorable to our company, and focusing more closely on reducing our inventory. We have not yet taken these steps because we believe that the business terms we can negotiate (price, profit margin) are more favorable with larger supplier prepayments, higher bulk inventory purchases and prompt payments. For these reasons, we do not believe we are dependent on the contemplated offering to operate for the next 12 months.  In the future, we may also require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

In terms of our working capital, our current assets were approximately $135 million and $90 million as of September 30, 2010 and December 31, 2009 respectively. The increase in current assets of $45 million (or 50.0%) was due to the combined effects of a $41 million increase in inventories, a $14 million increase in restricted cash, a $4 million increase of accounts receivable, a decrease of cash and cash equivalent by $6 million, and a decrease in the amount of advance to suppliers by $8 million.

Our current liabilities were approximately $137 million and $110 million as of September 30, 2010 and 2009 respectively. The increase of our current liabilities by $27 million (or 24.5%) was primarily due to the increase in bank notes payable by $16 million, and the increase in accounts payable by $11 million. We believe that we will be able to meet our obligations on existing loans and lines of credit as they mature over the next 12 months and will not use the proceeds of the currently contemplated offering to repay such amounts.  Instead, we believe that, by increasing our production capacity, we will be able to generate sufficient revenue to make payments as they become due.  In addition, we believe that we will be able to extend our existing credit facilities and refinance our existing debt with current and/or new lenders.

As compared to December 31, 2009, we have strengthened our ability to meet our short-term debt obligations since the current ratio as of September 30, 2010 increased to 0.99 from 0.81 in 2009 due to the change of current assets and liabilities aforementioned.

In addition, we had short term bank loans amounting to $37,658,441. The interest rates on these loans ranges from 5.84% to 9.94%. Please refer to the table below for the terms and conditions of bank loans outstanding as of September 30, 2010.

			September 30, 2010
Lender	Maturity Date	Interest Rate Per Annum	RMB￥ (in thousands)	US$ (in thousands)
Agricultural Bank of China, Dachang Branch	10/19/2010	5.84%	5,600	836
Agricultural Bank of China, Dachang Branch	12/24/2010	5.84%	12,000	1,792
Agricultural Bank of China, Dachang Branch	3/30/2011	5.84%	20,000	2,986
Agricultural Bank of China, Dachang Branch	4/20/2011	5.84%	20,000	2,986
Agricultural Bank of China, Dachang Branch	5/25/2011	5.84%	10,400	1,553
Agricultural Bank of China, Dachang Branch	7/6/2011	5.84%	20,000	2,986
Agricultural Bank of China, Dachang Branch	8/25/2011	5.84%	20,000	2,986
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	1/5/2011	9.03%	5,000	746
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	1/6/2011	9.03%	5,000	746
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	1/7/2011	9.03%	5,000	746
Rural Credit Cooperative, Dachang Hui Autonomous County Branch	1/8/2011	9.03%	4,950	739
Huaxia Bank, Shijiazhuang Branch	4/28/2011	5.84%	40,000	5,972
Xiadian City Rural Credit Cooperative	4/22/2011	9.94%	5,000	746
Xiadian Postal Savings Bank of China in Dachang County	8/6/2011	6.64%	10,000	1,493
Shenzhen Zengshun Import and Export Co., Ltd.	N/A	N/A	64,290	9,599
Hebei Nuojin Commerce Co., Ltd	N/A	N/A	5,000	746
Total			252,240	37,658

We have repaid the short-term loans that have matured through the date of this filing in 2010.

Some of the bank loans were collateralized by our property, as follows:

(1) As of September 30, 2010, we put approximately $33,194,831 land use right and other fixed assets as the pledge for loans from Agricultural Bank of China, Dachang Branch.

(2) As of September 30, 2010, approximately $4,791,911 of our property was collateralized for loans from Rural Credit Cooperative, Dachang Hui Autonomous County Branch.

(3) The loan from Huaxia Bank, Shijiazhuang Branch was guaranteed by Shanghai Chengtong Precision Strip Co., Ltd.

(4) We borrowed from Xiadian City Rural Credit Cooperative, which were guaranteed by the company’s own assets. As of September 30, 2010, the outstanding loans in those cases were $746,480.

(5) The company started acquiring a new loan from Xiadian Postal Savings Bank of China since August 2010. It was secured by the Company’s own assets.

Additional Operating Data

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

	Buddha Steel Operating Data
	September 30, 2010	December 31, 2009	December 21, 2008
Customers	1,698	910	870
Suppliers	798	370	390
Employees	930	859	742

Contractual Commitments

As of September 30, 2010, we had no contractual obligations in terms of long-term debts or operating leases. The balance due to related parties represents the loan borrowed from Hebei Buddha Engineering Technology Co., Ltd., an affiliated company also owned by Hongzhong Li. This loan was repaid in May 2010. Additionally, we had loans from employees of $4,149,834 outstanding as at September 30, 2010, which have no contractual maturity dates and are to be repaid at 8% annual interest rate for each year.

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

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The evaluation of our disclosure controls and procedures included a review of our processes and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any material weaknesses in our disclosure controls and procedures and to confirm that any necessary corrective action, including process improvements, was taken. The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2010, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the following significant deficiencies (as defined in Public Company Accounting Oversight Board Standard No. 2) in the Company’s internal controls over financial reporting. We believe that the deficiencies in our disclosure controls and procedures result from deficiencies in our internal control over financial reporting, which is described as follows:

•	Inadequacy in our accounting system, creating the possibility that we could fail to timely record certain inventory transactions;
•	The need to upgrade our accounting software so as to provide for more timely access to financial reports; and
•	The need to hire additional accountants trained in US GAAP.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not operating effectively.

Notwithstanding the foregoing, the reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. Nor are we aware of any instance where such reportable conditions or other identified areas of deficiency have resulted in a material misstatement or omission in any report we have filed with or submitted to the Commission.

Changes in Internal Control over Financial Reporting

In response to the deficiencies identified, we have taken steps to strengthen our internal control over financial reporting. In particular, we have evaluated and continue to evaluate our personnel needs within our corporate accounting department and intend to add permanent personnel resources to support internal control over financing reporting.  We will begin to implement an initiative and training in China to ensure the importance of internal controls and compliance with established policies and procedures are fully understood throughout the organization and will provide additional U.S. GAAP training to all employees involved with the performance of or compliance with those procedures and policies.

In addition, we have retained an independent third party consulting firm, to assist our accounting department accounting reporting in accordance with US GAAP. We also plan to retain this firm in this month to assist our management team in evaluating our internal controls and procedures.

Beginning in 2011, we will implement a change in enterprise resource planning software to improve our timely access to financial reports.

Management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate, to address the control deficiencies described herein.

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

Item 3.                      Defaults upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

None.

Item 6.                      Exhibits

The following exhibits are filed herewith:

Exhibit Number	Document
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (1)

10.1	Consulting Services Agreement, dated April 2, 2010, between Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (2)

10.2	Operating Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (2)

10.3	Voting Rights Proxy Agreement, dated April 4, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (2)

10.4	Option Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (2)

10.5	Equity Pledge Agreement, dated April 2, 2010, among Hebei Anbang Investment Consultation Co., Ltd. and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. and its shareholders (2)

10.6	Lease Agreement, dated November 11, 2005, between Dachang Hui Autonomous County, Xiadian Town, Xiaodingfu Village Committee and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (2)

10.7
Share Exchange Agreement, dated as of April 28, 2010, among A.G. Volney Center, Inc., Gold Promise Group (Honk Kong) Co., Limited (“Gold Promise”), the shareholders of Gold Promise, Joseph C. Passalaqua, Carl E. Worboys and Dachang Hui Autonomous County Baosheng Steel Products Co., Ltd. (2)

10.8	Employment Agreement with Yuanmei Ma (1)

10.9	Employment Agreement with Hongzhong Li (1)

10.10	Form of Purchase Agreement with Sinosteel Company (1)

10.11	Form of Purchase Agreement with Tangshang Guofeng Steel Company (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 dated September 17, 2010, as amended.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 30, 2010.

(3)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUDDHA STEEL, INC.

November 15, 2010	By:	/s/ Yuanmei Ma
Yuanmei Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)

BUDDHA STEEL, INC.
(FORMERLY A.G. VOLNEY CENTER, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

BUDDHA STEEL, INC.
(FORMERLY A. G. VOLNEY CENTER, INC.)

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	F-3
Condensed Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months ended September 30, 2010 and 2009	F-4
Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009	F-5
Notes to Unaudited Condensed Consolidated Financial Statements	F-6

Buddha Steel, Inc.
(Formerly A. G. Volney Center, Inc.)
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$2,317,424	$7,609,826
Restricted cash	30,786,474	17,182,807
Accounts receivable	11,805,159	7,704,160
Inventory	61,680,776	20,386,511
Due from shareholders	-	358,774
Advances to suppliers	27,509,515	35,760,307
Value added tax recoverable	453,535	322,754
Other current assets	94,359	403,616
Total current assets	134,647,242	89,728,755

Property, plant and equipment, net
Property, plant and equipment, net	32,713,436	33,869,949
Construction-in-progress	723,388	657,877
Total property, plant and equipment	33,436,824	34,527,826

Other assets
Intangible assets, net	1,117,686	1,122,949
Long-term investments	223,944	219,716
Total other assets	1,341,630	1,342,665
Total assets	$169,425,696	$125,599,246
Liabilities and stockholders' equity
Current liabilities
Bank notes payable	$45,850,533	$29,580,781
Short-term debts	37,658,441	28,270,104
Accounts payable	22,836,695	11,360,335
Advances from customers	28,725,270	39,152,737
Taxes payable	1,487,880	1,455,116
Other payables	481,384	475,266
Due to related parties	-	131,830
Total current liabilities	137,040,203	110,426,169

Stockholders' equity
Series A convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000 shares issued, -0- shares outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common Stock, $0.001 par value, 100,000,000 shares authorized, 10,000,041 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	10,000	10,000
Additional paid-in capital	21,756,575	22,310,528
Statutory reserve	1,254,176	-
Accumulated other comprehensive loss	(1,922,837)	(2,516,801)
Retained earnings/(Accumulated deficit)	11,287,579	(4,630,650)
Total stockholders' equity	32,385,493	15,173,077
Total liabilities and stockholders' equity	$169,425,696	$125,599,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Revenue	$74,871,485	$80,251,890	$213,924,495	$181,502,567
Cost of goods sold
Depreciation	978,972	970,274	2,921,323	2,871,361
Cost of revenue	65,542,718	73,342,094	189,530,891	167,259,384

Gross profit	8,349,795	5,939,522	21,472,281	11,371,822
Operating expenses
Selling expenses	425,241	312,016	1,230,597	859,449
General and administrative expenses	479,420	283,554	1,482,382	1,010,122
Depreciation	31,676	31,394	94,523	94,163
Total operating expenses	936,337	626,964	2,807,502	1,963,734

Income from operations	7,413,458	5,312,558	18,664,779	9,408,088
Other income (expenses)
Other income	30,311	61,702	123,690	278,322
Other expenses	(66,564)	(39,423)	(248,484)	(121,937)
Interest expenses	(441,299)	(450,359)	(1,289,688)	(1,372,769)
Total other expenses	(477,552)	(428,080)	(1,414,482)	(1,216,384)
Net income before income tax	6,935,906	4,884,478	17,250,297	8,191,704
Provision for income tax	(77,892)	-	(77,892)	(58,480)

Net income	$6,858,014	$4,884,478	$17,172,405	$8,133,224
Other comprehensive income (loss)
Foreign currency translation gain/(loss)	515,865	9,454	593,964	(3,252)

Comprehensive income	$7,373,879	$4,893,932	$17,766,369	$8,129,972

Basic and diluted income per common share
Basic and Diluted	$0.69	$0.49	$1.72	$0.81
Weighted average number of common shares outstanding
Basic and Diluted	10,000,041	10,000,041	10,000,041	10,000,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months ended September 30,
Cash flow from operating activities	2010	2009
Net income	$17,172,405	$8,133,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	3,042,301	2,991,817
Net changes in assets and liabilities
Accounts receivable	(3,884,138)	(5,807,787)
Other assets	(3,802)	76,972
Inventories	(40,192,080)	62,160,159
Advances to suppliers	8,783,835	(15,223,736)
Value added tax recoverable	(122,408)	12,793,465
Accounts payable	11,062,359	2,234,380
Advances from customers	(10,986,885)	(79,609,321)
Taxes payable	4,679	(28)
Other payables	(2,977)	75,181
Net cash used in operating activities	(15,126,711)	(12,175,674)

Cash flows from investing activities
Purchase of fixed assets and addition of construction-in-progress	(1,290,896)	(784,316)
Net cash used in investing activities	(1,290,896)	(784,316)

Cash flow from financing activities
Restricted cash	(13,603,667)	(618,458)
Repayment to related parties	(687,589)	-
Advance from related parties	359,332	2,545,849
Proceeds from short-term debts	8,690,805	11,837,761
Proceeds from long-term debts	-	146,145
Proceeds from bank notes payable	15,428,006	2,615,133
Collection on loans to employees	315,325	-
Net cash provided by financing activities	10,502,212	16,526,430

Effect of exchange rate changes on cash	622,993	(67,726)
Net (decrease)/increase in cash and cash equivalent
	(5,292,402)	3,498,714

Cash and cash equivalents, beginning of period	7,609,826	2,232,473

Cash and cash equivalents, end of period	$2,317,424	$5,731,187
Supplemental disclosure of cash flow information
Interest paid	$733,048	$1,372,701
Income taxes paid	$-	$-
Supplemental disclosure of non-cash transactions
Vehicles contributed by shareholders	$(330,959)	$-
Amount from Shareholders forgiven	$(553,953)	$-

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

Buddha Steel, its subsidiaries and Baosheng Steel are collectively referred to herein as “the company,” “we,” “us” and “our.”

On April 28, 2010, A.G. Volney entered into a Share Exchange Agreement with Gold Promise, the shareholders of Gold Promise, and Baosheng Steel.  This Share Exchange Agreement effected a reverse acquisition by which A.G. Volney acquired all of the shares of Gold Promise, and the shareholders of Gold Promise became the controlling shareholders of A.G. Volney.  Since Gold Promise controls HAIC and, through a series of contractual arrangements, Baosheng Steel, the reverse acquisition resulted in A.G. Volney are acquiring control over the operations of Baosheng Steel.  As the form of the transaction was a reverse merger with Buddha Steel being the surviving corporation in the merger, the accompanying balance sheet includes the assets and liabilities of Baosheng Steel and Buddha Steel. The operations of Baosheng Steel are included in the accompanying financial statements. As a result of the reverse acquisition of Gold Promise, we are no longer a shell company and are now engaged in an active steel manufacturing business. Consequently, A.G. Volney changed its name to “Buddha Steel, Inc.” to properly reflect our new business. Buddha Steel has issued and outstanding 10,000,041 shares of common stock, par value $0.001 per share.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in order to present the financial position and results of operations in accordance with the accounting principles generally accepted in the United States of America (“US GAAP”) and are expressed in the U.S. Dollars. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full years.

2.	Summary of Significant Accounting Policies

(1)	Use of Estimates

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant estimates, required by management, include the recoverability of long-lived assets, the valuation of inventories, allowance for doubtful accounts, deferred tax allowance and construction in progress. Actual results could differ from those estimates.

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

The Company performs periodic reviews as to whether the carrying values of accounts have become impaired. The assets are considered to be impaired if the collectability of the balances become doubtful, accordingly, the management estimates the valuation allowance for anticipated uncollectible receivable balances. When facts subsequently become available to indicate that the allowance provided requires an adjustment, then the adjustment will be classified as a change in estimate. The management of the Company determined that no allowance for doubtful accounts was necessary as of September 30, 2010 and December 31, 2009 since all accounts receivable and other receivables are considered fully collectible.

(5)	Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the weighted average method. Market value represents the estimated selling price in the ordinary course of business less the estimated costs necessary to complete the sale.

The cost of inventory comprises all costs of purchases, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The costs of conversion of inventory include fixed and variable production overheads, taking into account the stage of completion. No allowance for obsolete inventory is considered necessary as of September 30, 2010 and December 31, 2009.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)	Advances to Suppliers

In order to insure a steady supply of raw materials, the Company is required from time to time to make cash advances when placing its purchase orders. Management determined that no reserve was necessary for advances to suppliers as of September 30, 2010 and December 31, 2009.

(7)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. The cost of an asset includes its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use.

Depreciation is computed on a straight-line basis; the estimated useful lives for significant property and equipment are as follows:

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

Advances from customers consist of amounts received from customers relating to the sales of the Company’s steel products. The Company recognizes these funds as a current liability until the revenue can be recognized. These advances are refundable in case of sales cancellation.

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

Costs of sales include costs of the products sold, which consists of purchasing and receiving costs, inbound freight costs, cost of direct labor, inspection costs, warehousing costs, internal transfer costs and other overhead. Write-down of inventory to lower of cost or market is also recorded in cost of sales.

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

	2010	2009
RMB: US$ exchange rate as of September 30, 2010 and December 31,2009	6.6981	6.8270
Average RMB: US$ exchange rate from January 1 to September 30	6.8164	6.8425
Average RMB: US$ exchange rate from July 1 to September 30	6.7803	6.8411

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

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

(15)	Income Taxes

The company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010 and 2009, the company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of September 30, 2010 and 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expenses in the statement of operations. During the nine months ended September 30, 2010 and 2009, the Company did not incur any interest or penalties.

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

(16)	Value added tax

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

During the periods presented, the Company only incurred one type of tax collected from customers which was VAT tax, and it was recorded on a net basis. VAT tax was not included in the Revenue or Cost of goods sold line items on the financial statements, and it only influenced balance sheet accounts.

(17)	Fair Value of Financial Instruments

Fair value of financial instruments is the amount at which the financial instruments could be exchanged for in a current transaction between willing parties. The carrying amounts of certain financial instruments, including cash, accounts receivable, other receivables, accounts payable, short-term debts and other payables approximate their fair values as at September 30, 2010 and December 31, 2009 because of the relatively short-term maturity of these instruments.

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

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(19)	Selling Expenses

Selling expenses mainly included shipping and handling costs, packaging material expenses, selling staff salaries, etc.

(20)	Shipping and handling costs

Shipping and handling costs are expensed as incurred. Shipping and handling costs incurred for shipping of finished products to customers were included in selling expenses and amounted to $209,677 and $477,509 for three months and nine months ended September 30, 2010, and $75,506 and $303,226 for three months and nine months ended September 30, 2009, respectively.

(21)	Advertising

Advertising is expensed as incurred and is included in selling expenses. There was no advertising expense for the three months and nine months ended September 30, 2010 or the three months and nine months ended September 30, 2009.

(22)	General and Administrative Expenses

General and administrative expenses for the interim periods presented principally consisted of staff salaries and welfare, car insurances, travelling expenses, depreciation expenses and other repair and maintenance expenses, etc.

(23)	Earnings per Share

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

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no such additional common shares available for dilution purposes for three-month and nine-month periods ended September 30, 2010 and September 30, 2009.

(24)	Stock-based Compensation

The Company accounted for share-based compensation in accordance with ASC Topic 718, which requires that share-based payment transactions be measured based on the grant-date fair value of the equity instrument issued and recognized as compensation expense over the requisite service period, or vesting period.

The Company uses the Black-Scholes option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates to determine fair value. Since the company’s stocks were not actively traded in recent period, the expected volatility assumption is based on the historical volatility of China Gerui Advanced Materials, comparative company. The expected life assumption is primarily based on the simplified method of the terms of the options. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense is recognized based on awards expected to vest.  GAAP requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.  There were no estimated forfeitures as the Company has a short history of issuing options.

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

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available.  If: (i) information that is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income.  If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period.  As of September 30, 2010 and December 31, 2009, the Company has not experienced any uninsured losses from injury to others or other losses.

(27)	Recent Accounting Pronouncements

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. Adoption of this amendment did not have a material impact on its condensed consolidated financial statements.

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

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Concentrations of Business and Credit Risk

For the three months and nine months ended September 30, 2010, the Company had three major suppliers who each contributed over 10% of the Company’s total purchases respectively. The total purchase of raw material was $50,925,236.30 and $200,346,664.83 for the three months and nine months ended September 30, 2010, respectively. The biggest supplier provided about 41% and 33% of the total purchases for the three-month and nine-month periods ended September 30, 2010, which were approximately $21 million and $66 million and accounted for about 4% of total accounts payable as of September 30, 2010. The second supplier accounted for 16% and 14% of total purchases for the three-month and nine-month periods ended September 30, 2010 and the third supplier accounted for 12% and 11% of the total purchases for the three-month and nine-month ended September 30, 2010, respectively. Additionally, the Company had a more diversified customer base compared to its suppliers, with the biggest customer accounting for 10% and 9% of the total sales during the three month and nine-month periods ended September 30, 2010.

For the three months ended September 30, 2009, there were two major suppliers who individually provided over 10% of the Company’s total purchases; the biggest supplier accounted for over 28% of the total purchases, while another took up 16% of the total purchases, which were approximately $11 million, and $6 million, respectively. As for the nine-month ended September 30, 2009, the biggest supplier provided about 24% of the total purchases, which was approximately $24 million. While the second biggest supplier provided about 22% of the total purchases for the nine-month ended September 30, 2009, which were approximately $21 million. Additionally, the Company had a more diversified customer base compared to its suppliers, with the biggest customer accounting for 10% and 6% of the total sales during the three month and nine-month periods ended September 30, 2009.

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

5.	Inventory

As of September 30, 2010 and December 31, 2009, inventory consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$41,599,706	$10,275,786

Work in progress	1,940,672	2,631,074

Finished goods	18,140,398	7,479,651

Total	$61,680,776	$20,386,511

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Property, Plant and Equipment

Property, plant and equipment, stated at cost less accumulated depreciation, consisted of the following:

	September 30, 2010	December 31, 2009
Plant and building	$4,436,762	$4,352,992
Machinery and equipment	42,298,487	41,203,594
Motor vehicles	1,074,463	120,940
Office equipment	175,351	164,497
Subtotal	47,985,063	45,842,023
Accumulated depreciation	(15,271,627)	(11,972,074)
Construction in progress	723,388	657,877
Total	$33,436,824	$34,527,826

Depreciation expense for the three months and nine months ended September 30, 2010 and September 30, 2009 were $1,010,648, $3,015,846, $1,001,668 and $2,965,524, respectively.

7.	Intangible Assets

The Company didn’t purchase any new intangibles during the quarter ended September 30, 2010, and the amortization expense for the three months and nine months ended September 30, 2010 and those periods of 2009 were $8,849, $26,407 and $8,771, $26,306, respectively. As of September 30, 2010, amortizable intangible assets net of accumulated amortization were $1,117,686.

Intangible assets consist of land use rights only. The Company acquired three Rights for the aggregate amount of RMB8, 895,838 (currently US$1,328,114).

The land use rights at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Cost	$1,328,114	$1,303,038
Less: Accumulated amortization	(210,428)	(180,089)
Total	$1,117,686	$1,122,949

The estimated amortization expenses for each of the five succeeding fiscal years are as follows (assuming the exchange rate between RMB and USD in place as of September 30, 2010):

Twelve months ending September 30,	Estimated Amortization Expense
2011	$30,313
2012	$30,313
2013	$30,313
2014	$30,313
2015	$30,313
Thereafter	$966,121
$1,117,686

8.	Accounts payable, employee loans and accrued expenses

Accounts payable, employee loans and accrued expenses consist of:

	September 30, 2010	December 31, 2009
Accounts payable	$18,135,005	$6,339,971
Employee loans	4,149,837	4,092,925
Accrued expenses and miscellaneous	551,853	927,439
	$22,836,695	$11,360,335

Employee loans are due on demand and payable with 8% interest per annum.

9.	Bank Notes Payable

The balance of bank notes payable represents the outstanding and used notes that are accepted by the banks and usually for a short-term period of six months. As of September 30, 2010 and December 31, 2009, the unused and available borrowings under bank note facilities were $4,163,650 and $1,183,830, respectively.  In addition, the Company is required to maintain cash deposits at a minimum 30% to 100% of the total balance of the bank acceptance notes with the banks in order to ensure future credit availability. These bank notes are interest-free and no collateral or guarantees are required.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10.	Short-term Debts

In order to provide working capital for operations, the company entered into the following short-term loan agreements as of September 30, 2010 and December 31, 2009.

Lenders	September 30, 2010	December 31, 2009
Xiadian City Rural Credit Cooperative	$746,480	$2,636,590

Agricultural Bank of China, Dachang Branch	16,123,975	15,819,540

Huaxia Bank, Shijiazhuang Branch	5,971,843	7,323,861

Shenzhen Zengshun Import and Export Co., Ltd.	9,598,244	2,490,113

Rural Credit Cooperative, Dachang Hui Autonomous County Branch	2,978,457	-

Xiadian Postal Savings Bank of China in Dachang County	1,492,961	-

Hebei Nuojin Commerce Co., Ltd	746,481	-

Total Short-term Debts	$37,658,441	$28,270,104

The loans from the Xiadian City Rural Credit Cooperative are loans with fixed terms of twelve months or less. The interests were at a fixed rate per annum of 9.9403% for 2010, and 8.496% for 2009. During the third quarter of 2010, the Company repaid a total estimated value of $746,480 in September 2010. All the loans were guaranteed by the Company’s own assets.

The loans from the Agricultural Bank, Dachang Branch are loans with fixed terms of twelve months or less. The interest rate was fixed at 5.841% for 2009. During the third quarter of 2010, the Company repaid a total estimated value of $2,985,921 in August 2010. In July 2010 and by the end of August 2010, the Company acquired two new loans with a one year term at a fixed rate of 5.841% per annum, with a value of $2,985,921 each. These loans were secured by the Company’s land use rights and fixed assets in the total carrying value of $33,194,831(currently as of September 30, 2010).

As of December 31, 2009, the loan from the Huaxia Bank, Shijiazhuang Branch represented a loan with a one year term, and bore an annual fixed interest rate of 5.841%. As of September 30, 2010, the Company had an outstanding loan of $5,971,843 with the Huaxia Bank, and it had the same annual interest rate of 5.841%. The loan was guaranteed by Shanghai Chengtong Precision Strip Co., Ltd., an unrelated company.

The loan borrowed from Shenzhen Zengshun Import and Export Co., Ltd., an unrelated company, has no fixed repayment terms. This loan is unsecured, interest-free and due upon demand.

The loan borrowed from Hebei Nuojin Commerce Co., Ltd, an unrelated company, has no fixed repayment terms. This loan is unsecured, interest-free and due upon demand.

The loans from Rural Credit Cooperative, Dachang Hui Autonomous County Branch represented fixed term loans of twelve months received by the Company in January 2010 at an annual fixed interest rate of 9.027%. There was no loan falling due during the third quarter of 2010. These loans were secured by the Company’s plant building in the total carrying value of $4,791,911 (currently as September 30, 2010).

The company acquired a new loan from Xiadian Postal Savings Bank of China in August 2010. The loan has a fixed term of twelve months with an annual fixed rate of 6.6375%. It is secured by the Company’s own assets.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

11.	Tax Payable

Tax payable balance consists of urban construction and maintenance tax payable, educational surcharge, local educational surcharge and individual income tax. As of September 30, 2010 and December 31, 2009, total tax payable was $1,487,880 and $1,455,116 respectively and detailed as follows:

	September 30, 2010	December 31, 2009
Urban construction and maintenance tax	$825,737	$808,306
Individual Income Tax	379	165
Educational Surcharge	495,442	484,984
Local Educational Surcharge	166,322	161,661
Total	$1,487,880	$1,455,116

12.	Pension Cost

As stipulated by the PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of the PRC. All retired PRC employees of the Company are entitled to an annual pension equivalent to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 20% of the basic salary of its PRC employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were $53,035 and $36,529 for the three months ended September 30, 2010 and September 30, 2009, and $145,147 and $102,090 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

13.	Related Party Transactions

As of September 30, 2010 and December 31, 2009, the balance due from related parties was as follows:

	September 30, 2010	December 31, 2009
Xianmin Meng	$-	$171,208
Hongzhong Li	-	187,566

Total	$-	$358,774

Mr. Hongzhong Li is the Chairman and the 93% shareholder of Baosheng Steel and the husband of Xianmin Meng. Ms. Meng holds 4% of Baosheng Steel. Mr. Li and Ms. Meng collectively beneficially own 75.2% of the Company.

The balances due from Mr. Li and Mrs. Meng were a net of loan to and from Mr. Li and Mrs. Meng. In January 2010, the Company advanced $526,138 to Hongzhong Li, which made the total balance due from shareholders increase to $884,912. All these loans from shareholders were interest free. In March 2010, Mr. Li and Mrs. Meng fully repaid the entire balance of loans from the Company first by contributing vehicles worth $330,959, then reducing additional paid-in capital by $553,953

As of December 31, 2009, the balance due to related parties represents the loan borrowed from Hebei Buddha Engineering Technology Co., Ltd., an affiliated company also owned by Hongzhong Li. This loan was repaid in May 2010.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

14.	Stock-based Compensation

In October 2010, the Board of Directors of the Company approved the issuance of stock options to two senior directors to purchase up to 300,000 shares, with 150,000 shares individually, of the Company’s common stock. These stock options will become exercisable on a sliding scale outlined as follows, and the exercise price of such options is $8.50 per share, subject to reduction of the exercise price to the offering price of shares in this offering in the event the offering price per share of common stock is below $7.75 per share.

Hongzhong Li

Exercisable Date	Options Granted
By March 15, 2011	25,000
By September 15, 2011	50,000
By March 15, 2012	75,000
By September 15, 2012	100,000
By September 15, 2013	150,000

Yuanmei Ma

Exercisable Date	Options Granted
By January 21, 2011	25,000
By July 20, 2011	50,000
By January 20, 2012	75,000
By July 20, 2012	100,000
By July 20, 2013	150,000

Under the fair value recognition provisions of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized on a straight-line basis as expense over the vesting period. Additionally, the Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

Option issued date	July 21, 2010	September 16, 2010
Risk-free interest rate	1.66%	1.48%
Expected life of the options	5 years	5 years
Expected volatility	73.31%	61.00%
Expected dividend yield	0.00%	0.00%

The total stock-based compensation expense recognized in the accompanying condensed consolidated statement of income for both three and nine months periods ended September 30, 2010 and 2009 were $58,258 and $0.

The following table summarizes the stock option activities of the Company in presented period:

	Options Outstanding	Weighted Average Exercise Price	Life in years	Value
Outstanding, January 1, 2010	-	-	-	-
Granted	300,000	8.50	5	$1,413,856
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, September 30, 2010	300,000	8.50	5	$1,413,856

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

15.	Income Tax

The Company did not generate any taxable income outside of the PRC for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009. The Company is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.

As approved by the local tax authority of Dachang County, the Company’s corporate income tax (“CIT”) was assessed annually at a pre-determined fixed rate as an incentive to stimulate the local economy and encourage entrepreneurship. The Company’s assessed income taxes were $77,892 for the both three-month and nine-month periods ended September 30, 2010 and were $0 and $58,480 for the three and nine months ended September 30, 2009.

According to Chinese tax regulations, the net operating loss can be carried forward to offset with operating income for the next five years. Although the Company incurred net losses for the years ended December 31, 2007, 2006 and 2005, no tax credits had been utilized so far as of December 31, 2009. Management believes that the possibility of utilization of any tax credits carried forwards potentially depends on the decision of local tax authority.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2010 and September 30, 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
U.S. Statutory rates	1.0%	1.0%	1.0%	1.0%
Foreign income not recognized in USA	1.0%	1.0%	1.0%	1.0%
China income tax	25.0%	25.0%	25.0%	25.0%
Tax effect of income not taxable for tax purpose	(23.9)%	(25.0)%	(24.5)%	(24.3)%
Total provision for income tax	1.1%	0.0%	0.5%	0.7%

China income tax of the company consists of only one component, which is CIT levied on the company’s operating income.

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

Buddha Steel Inc. was incorporated in the United States. It incurred net operating losses for U.S. income tax purposes for the nine months ended September 30, 2010 and 2009. The net operating loss carry forwards for United States income tax purposes amounted to $89,027 and $0 as of September 30, 2010 and December 31, 2009, respectively, which may be available to reduce future periods' taxable income. These carry forwards will expire, if not utilized, beginning in 2029 through 2030. Management believes that the realization of the benefits arising from this loss appear to be uncertain due to Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance at September 30, 2010 for the temporary difference related to the loss carry-forwards. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

United States deferred tax assets and the related valuation allowance were as follows:

	September 30, 2010	December 31, 2009
Deferred Tax Assets	$89,027	$-
Less: Valuation Allowance	(89,027)		-
Net Deferred Assets	$-	$-

16.	Weighted Average Number of Shares

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

17.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Numerator used in basic net income per share:
Net (loss) / income	$6,858,014	$4,884,478	$17,172,405	$8,133,224

Shares (denominator):
Weighted average common shares outstanding	10,000,041	10,000,041	10,000,041	10,000,041
Plus: weighted average incremental shares from assumed exercise of warrants	-	-	-	-

Weighted average common shares outstanding used in computing diluted net income per common share	10,000,041	10,000,041	10,000,041	10,000,041
Earnings per ordinary share-basic and diluted	$0.69	$0.49	$1.72	$0.81

18.	Commitment and Contingency

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

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2010 and December 31, 2009, the Company had no operating leases, pending litigation, or potential overdue charges for bank loans as the Company normally repaid interest and loan principal based on the contractual terms.

19.	Segment Reporting

The Company produces and sells high precision cold-rolled steel products and is not involved in any other industry or business. The Company has a single operating segment, which focuses on the production of cold-rolled steel manufactured to order by a variety of customers with a variety of needs.

The Company operates in a single regional segment (Hebei Province, China) and maintains uniform marketing strategies company-wide. Although the Company produces a variety of cold-rolled steel products, the Company organizes its production and management based on its production techniques and process.  Regardless of end product, the Company’s cold-rolled steel products all begin as hot-rolled steel that must be processed and rolled to the requested specifications.

The Company has two plant managers, who report to the Company’s vice president of operations.  The Company’s vice president of operations, in turn, reports company-wide financial information to the Company’s chief operating decision maker, who is the Company’s chief executive officer.  Because production techniques and processes are similar and the Company’s products rely on substantially identical raw materials, the Company’s chief operating decision maker reviews operating results for all of the Company’s cold-rolled steel products as a whole.  Based on such reviews, the Company assesses its overall performance.  Decisions about resource allocation are made based on customer orders and the Company’s overall performance.

Because the Company has a single operating segment, it also has only one reporting segment.

The Company’s products may be divided into four major categories: cold-rolled coil, cold-rolled sheet, cold-rolled strip and tin-plated sheet. The different product categories are outlined as follows:

Cold-Rolled Coil

Cold-rolled coils include steel products with thickness from 0.16 mm to 2.0 mm, and width from 900 mm to 1,250 mm. Cold-rolled coils are mainly used as materials for automobile parts, stamping steel plates, construction decoration and construction appliances such as roofing, security doors and steel keel.

Cold-Rolled Sheet

Cold-rolled sheets are steel products with thickness from 0.10 mm to 2.0 mm, and width from 360 mm to 860 mm. Cold-rolled sheets are mainly used as materials in equipment appliances such as metal cabinets and electrical appliances such as refrigerators and microwaves.

Cold-Rolled Strip

Cold-rolled strips are steel products with thickness from 0.50 mm to 3.5 mm, and width from 30 mm up to 355 mm. Cold-rolled strips includes cold-rolled black strip and cold-rolled bright strip. Cold-rolled strips are mainly used as materials in house hardware appliances, farm equipment, office equipment and motors appliances.

Tin-Plated Sheet

Tin-plated sheets are the steel products plated with thin layer of tin. This type of steel product has thickness from 0.15 mm to 0.4 mm, and width from 360 mm to 830 mm. Tin-plated sheets are mainly used as materials for the containers for industrial and food usage.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

20.	Stockholders’ Equity

On April 28, 2010, A. G. Volney Center, Inc., a corporation formed under the laws of the State of Delaware (“AGVO”) and its majority shareholder, Mr. Joseph C. Passalaqua, entered into a Share Exchange Agreement with Gold Promise Group (Hong Kong) Co., Ltd. (“Gold Promise”), a company incorporated in Hong Kong, and its shareholders. Pursuant to the Share Exchange Agreement, the shareholders of Gold Promise transferred and assigned to AGVO all of the issued and outstanding shares of the capital stock of Gold Promise, in exchange for 10,000 newly issued shares of AGVO’s Series A Convertible Preferred stock, $0.001 par value, (the “Share Exchange”), representing, in the aggregate, 98.75% of the issued and outstanding shares of AGVO’s common stock on an as-converted to common stock basis.  As a result of this Share Exchange, Gold Promise became a wholly-owned subsidiary of AGVO.

Subsequent to Closing of the Share Exchange, the new management of AGVO effected a 1-for-186 stock reverse split of its outstanding shares of common stock (the “Reverse Split”). Immediately subsequent to the Reverse Split, the 10,000 newly issued Series A Convertible Preferred Stock were automatically converted into 9,875,001 shares of common stock (“Converted Common Shares”) in accordance with the Certificate of Designation of the Series A Convertible Preferred Stock. In addition, prior holders of 125,040 shares of common stock continued to hold those shares.

21.	Statutory Reserves

Baosheng Steel is required to allocate a portion of its after-tax profits to the statutory reserve. Appropriations to the statutory reserve are required to be at least 10% of an enterprise’s after tax-retained earnings. When the surplus reserve account balance is equal to or greater than 50% of Baosheng Steel’s registered capital, no further allocation to the surplus reserve account is required.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital.

If the accumulated balance of the company’s statutory reserve is not enough to make up for the losses of the company of the previous year, the current years’ profit shall first be used for making up the losses before the statutory reserve is drawn. As of December 31, 2009, the Company incurred an accumulated deficit of $4,630,650. Therefore, the Company is not required to make appropriation to the surplus reserve account for the years ended December 31, 2009. As of September 30, 2010, the Company made up all the accumulated loss for the preceding years. As a result, the estimated cumulative amount that would have to be appropriated to the surplus reserve and general reserve for the nine-month period ended September 30, 2010 would be $1,254,176. The calculation procedure is illustrated in the table as follows:

Accumulated loss at 12/31/2009	$(4,630,650)
Net income for the nine months ended September 30, 2010	17,172,405
Retained earnings after making up the accumulated loss	12,541,755
Percentage applied	10%
Appropriation for the nine months ended September 30, 2010	$1,254,176

22.	Dividend Policy

Pursuant to the new PRC enterprise income tax law effective on January 1, 2008, dividends payable by a foreign investment entity to its foreign investors are subject to a withholding tax of up to 20%. At present, the Chinese tax authority has not issued any guidance on the application of the EIT Law and its implementing rules on non-Chinese enterprises or group enterprise controlled entities whose structures are like ours. In practice, the tax authorities typically impose the withholding tax rate of 10% rate, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities. As a result, we are unable to predict whether payments from HAIC through Gold Promise to Buddha will be subject to withholding tax because it is unclear whether Buddha will be deemed to be a resident enterprise for Chinese tax purposes. If so, Buddha will be subject to an enterprise income tax rate of 25% on all of its income, including interest income on the proceeds from this offering on a worldwide basis. However, if Buddha is deemed to be a non-resident enterprise, then it will be subject to a withholding tax at the rate of 10% on any dividends paid by its Chinese subsidiaries to Buddha.

Buddha Steel, Inc.
(Formerly A.G. Volney Center, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The payment of dividends by entities organized in China is subject to limitations, procedures and formalities. The Company’s ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from its operating affiliate and subsidiaries and other holdings and investments. In addition, the Company’s operating subsidiary in the PRC, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

23.	Subsequent Event

In October 2010, the Board of Directors of the Company unanimously adopted written resolutions intended to prepare the Company for its application to list its Common Stock on the NASDAQ Global Market. In connection with these resolutions, the Board adopted committee charters for each of its Audit, Compensation and Nominating Committees.  The Board also approved the offering of up to $36,000,000 of its securities for sale in an underwritten public offering and the application to list its Common Stock on the NASDAQ Global Market.